Form 10-Q
period 2022-09-30
Shuttle Pharmaceuticals Holdings, Inc.
filed 2022-11-14
CIK 1757499

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report UNDER Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2022

OR

☐	Transition Report UNDER Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________ to ______________

Commission file number 001-41488

SHUTTLE PHARMACEUTICALS HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	2834	82-5089826
(State or other jurisdiction of	(Primary Standard Industrial	(I.R.S. Employer
incorporation or organization)	Classification Code Number)	Identification Number)

One Research Court, Suite 450

Rockville, Maryland 20850

(240) 403-4212

(Address, including zip code, and telephone number, including area code, of the registrant’s principal executive offices)

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	SHPH	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock on November14, 2022 was 13,586,393.

Shuttle Pharmaceuticals Holdings, Inc.

TABLE OF CONTENTS

		Page No.

	PART I. Financial Information

Item 1.	Unaudited Condensed Consolidated Financial Statements	3

	Unaudited Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021	3

	Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2022 and 2021	4

	Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the three and nine months ended September 30, 2022 and 2021	5

	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021	7

	Notes to Unaudited Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	24

	PART II. Other Information

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	25

Item 3.	Defaults Upon Senior Securities	25

Item 4.	Mine Safety Disclosures	25

Item 5.	Other Information	25

Item 6.	Exhibits	25

	Signatures	26

PART I. Financial Information

Item 1. Unaudited Condensed Consolidated Financial Statements

Shuttle Pharmaceuticals Holdings, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2022	2021
Assets
Current assets
Cash	$9,120,390	$504,749
Prepaid expenses	163,142	4,866
Accounts receivable	5,954	-
Total current assets	9,289,486	509,615

Property and equipment, net	14,080	18,564
Other assets	6,480	6,480
Operating lease right-of-use asset	71,970	116,982
Total Assets	$9,382,016	$651,641

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Accounts payable and accrued expenses	$107,153	$828,313
Accrued interest payable	18,904	552
Accrued interest payable - related parties	85,233	46,947
Dividends Payable	-	331,059
Notes payable to related parties	685,473	685,473
Notes payable	-	91,021
Paycheck Protection Program note payable	-	73,007
Derivative liability	-	94,025
Operating lease liability current portion	73,707	66,934
Total Current Liabilities	970,470	2,217,331

Operating lease liability non-current	6,671	62,442
Total Liabilities	977,141	2,279,773

Stockholders’ Equity (Deficit)
Series A convertible preferred stock, $0.00001 par value; $1,000 per share liquidation value or aggregate of $1,212,500; 20,000,000 shares authorized; no shares outstanding at September 30, 2022 and 1,213 shares outstanding at December 31, 2021	-	-
Common stock, $0.00001 par value; 100,000,000 shares authorized; 13,586,393 and 9,312,152 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	136	93
Additional paid in capital	16,548,719	4,150,867
Common stock to be issued	-	16,340
Accumulated deficit	(8,143,980)	(5,795,432)
Total Stockholders’ Equity (Deficit)	8,404,875	(1,628,132)
Total Liabilities and Stockholders’ Equity (Deficit)	$9,382,016	$651,641

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

Shuttle Pharmaceuticals Holdings, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Revenue	$-	$-	$-	$-

Operating expenses
Research and development, net of contract expense reimbursements	669,038	186,958	1,048,821	579,684
General and administrative	81,864	6,422	104,711	19,883
Legal and professional	70,566	48,736	659,958	154,886
Total operating expenses	821,468	242,116	1,813,490	754,453

Net loss from operations	(821,468)	(242,116)	(1,813,490)	(754,453)

Other income (expense)
Interest expense - related parties	(13,725)	(10,547)	(39,108)	(31,641)
Interest expense	(604,716)	(113)	(920,660)	(463)
Change in fair value of warrant liability	112,797	(26,685)	94,025	30,971
Gain on settlement of accounts payable	328,687	-	328,687	-
Gain on forgiveness of Paycheck Protection Program note payable	-	62,500	73,007	62,500
Total other income (expense)	(176,957)	25,155	(464,049)	61,367

Loss before income taxes	(998,425)	(216,961)	(2,277,539)	(693,086)
Provision for income taxes	-	-	-	-
Net loss	$(998,425)	$(216,961)	$(2,277,539)	$(693,086)

Dividend on Series A Preferred Stock	(19,473)	(25,768)	(71,009)	(77,304)
Net loss attributable to common stockholders	$(1,017,898)	$(242,729)	$(2,348,548)	$(770,390)

Weighted average common shares outstanding - basic and diluted	10,164,979	9,291,526	9,723,510	9,298,332
Net loss per shares - basic and diluted	$(0.10)	$(0.02)	$(0.23)	$(0.07)

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

Shuttle Pharmaceuticals Holdings, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the Nine Months Ended September 30, 2022

(Unaudited)

	Series A Preferred Stock		Common Stock		Additional Paid in	Common Stock to be	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Issued	Deficit	(Deficit)

Balance - December 31, 2021	1,213	$-	9,312,152	$93	$4,150,867	$16,340	$(5,795,432)	$(1,628,132)

Warrants issued for financing costs	-	-	-	-	319,643	-	-	319,643
Common stock issued for conversion of accrued interest	-	-	839	-	16,340	(16,340)	-	-
Common stock issued for restricted stock units	-	-	5,104	-	166,533	-	-	166,533
Dividends on Series A preferred stock	-	-	-	-	-	-	(25,768)	(25,768)
Net loss	-	-	-	-	-	-	(681,839)	(681,839)
Balance - March 31, 2022	1,213	$-	9,318,095	$93	$4,653,383	$-	$(6,503,039)	$(1,849,563)

Common stock issued for restricted stock units	-	-	5,104	-	166,533	-	-	166,533
Dividends on Series A preferred stock	-	-	-	-	-	-	(25,768)	(25,768)
Net loss	-	-	-	-	-	-	(597,275)	(597,275)
Balance - June 30,2022	1,213	$-	9,323,199	$93	$4,819,916	$-	$(7,126,082)	$(2,306,073)

Common stock issued for cash	-	-	1,409,771	14	10,031,401	-	-	10,031,415
Warrants exercised for cash	-	-	1,409,771	14	14,084	-	-	14,098
Warrants issued for financing costs	-	-	-	-	92,598	-	-	92,598
Common stock issued for conversion of convertible debt	-	-	147,500	1	588,523	-	-	588,524
Common stock issued for exercise of warrants with settlement of notes payable	-	-	857,780	9	576,467	-	-	576,476
Common stock issued for restricted stock units	-	-	1,045	-	23,667	-	-	23,667
Dividends on Series A preferred stock	-	-	-	-	-	-	(19,473)	(19,473)
Common shares issued for dividends on and conversion of Series A preferred stock	(1,213)	-	437,327	5	402,064	-	-	402,068
Net loss	-	-	-	-	-	-	(998,425)	(998,425)
Balance - September 30, 2022	-	$-	13,586,393	$136	$16,548,719	$-	$(8,143,980)	$8,404,875

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

Shuttle Pharmaceuticals Holdings, Inc.

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the Nine Months Ended September 30, 2021

(Unaudited)

	Series A Preferred Stock		Common Stock		Additional Paid in	Common Stock to be	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Issued	Deficit	Deficit

Balance - December 31, 2020	1,213	$-	9,291,526	$93	$2,833,507	$16,340	$(4,540,236)	$(1,690,296)

Common stock issued for restricted stock units	-	-			122,517	-	-	122,517
Dividends on Series A preferred stock	-	-			-	-	(25,768)	(25,768)
Net loss	-	-		-	-	-	(129,324)	(129,324)
Balance - March 31, 2021	1,213	$-	9,291,526	$93	$2,956,024	$16,340	$(4,695,328)	$(1,722,871)

Common stock issued for restricted stock units	-	-	7,738	-	122,517	-	-	122,517
Dividends on Series A preferred stock	-	-	-	-	-	-	(25,768)	(25,768)
Net loss	-	-	-	-	-	-	(346,801)	(346,801)
Balance - June 30,2021	1,213	$-	9,299,264	$93	$3,078,541	$16,340	$(5,067,897)	$(1,972,923)

Common stock issued for restricted stock units	-	-	9,382	-	122,517	-	-	122,517
Dividends on Series A preferred stock	-	-	-	-	-	-	(25,768)	(25,768)
Net loss	-	-	-	-	-	-	(216,961)	(216,961)
Balance - September 30, 2021	1,213	$-	9,308,646	$93	$3,201,058	$16,340	$(5,310,626)	$(2,093,135)

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

Shuttle Pharmaceuticals Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,277,539)	$(693,086)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,484	4,050
Change in fair value of warrant liability	(94,025)	(30,971)
Amortization of right-of-use asset	45,012	40,408
Amortization of debt discount	885,505	-
Gain on settlement of accounts payable	(328,687)	-
Gain on forgiveness of Paycheck Protection Program note payable	(73,007)	(62,500)
Gain on interest relief on conversion of notes payable	12,625	-
Stock-based compensation	356,733	367,551
Changes in operating assets and liabilities:
Contracts receivable	(5,954)	211,455
Prepaid expenses	(158,276)	5,281
Accounts payable and accrued expenses	(392,473)	3,646
Accrued interest payable	5,727	270
Accrued interest payable - related parties	38,286	31,641
Operating lease liability	(48,998)	(42,930)
Net Cash used in Operating Activities	(2,030,587)	(165,185)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	-
Net Cash used in Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common shares and exercise of warrants	10,045,513	-
Repayment of note payable-related party	(50,000)	-
Proceeds from notes payable-related party	50,000	120,000
Proceeds from PPP note payable	-	73,007
Proceeds from notes payable	600,715	-
Net Cash provided by Financing Activities	10,646,228	193,007

Net change in cash	8,615,641	27,822
Cash, beginning of period	504,749	117,153
Cash, end of period	$9,120,390	$144,975

Cash paid for:
Interest	$17,489	$293
Income taxes	$-	$-

Supplemental non-cash financing activities:
Shares issued for conversion of accrued interest	$16,340	$-
Common stock issued for conversion of convertible debt	$588,524	$-
Common stock issued for exercise of warrants with settlement of notes payable	$576,476	$-
Common stock issued for dividend payable	$402,067	$-

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

Shuttle Pharmaceuticals Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Nine Months Ended September 30, 2022 and 2021

Note 1 – Organization

Organization and Line of Business

The Company was formed as Shuttle Pharmaceuticals, LLC, in the State of Maryland on December 18, 2012. On August 12, 2016, the Company filed articles of conversion with the state of Maryland to convert from an LLC to a C corporation, at which time the Company changed its name to Shuttle Pharmaceuticals, Inc. (“Shuttle”). In connection with the conversion the Company issued 45,000,000 shares of common stock in exchange for 100% of the outstanding membership interests in Shuttle prior to conversion. On June 4, 2018, Shuttle completed a reverse merger with Shuttle Pharmaceuticals Holdings, Inc. (then known as Shuttle Pharma Acquisition Corp, Inc.), a Delaware corporation (the “Company”), pursuant to which Shuttle, our operating entity, became a wholly owned subsidiary of the Company.

The Company’s primary purpose is to develop and commercialize unique drugs for the sensitization of cancers and protection of normal tissues, with the goal of improving outcomes for cancer patients receiving radiation therapy. Shuttle has deployed its proprietary technology to develop novel cancer immunotherapies, producing a pipeline of selective HDAC inhibitors for cancer and immunotherapy applications. The Company’s HDAC platform is designed to target candidate molecules with potential roles in therapeutics beyond cancer, including autoimmune, inflammatory, metabolic, neurological and infectious diseases. The Company’s Ropidoxuridine product, which is used with radiation therapy to sensitize cancer cells, was funded by a Small Business Innovation Research (“SBIR”) contract provided by the National Cancer Institute (“NCI”), a unit of the National Institutes of Health (“NIH”). Ropidoxuridine has been further developed though the Company’s collaborations with scientists at the University of Virginia for use in combination with proton therapy to improve patient survival. Historically, the Company has been working on developing products through NIH grants, including a product to predict late effects of radiation with metabolite biomarkers and develop prostate cancer cell lines in health disparities research.

The production and marketing of the Company’s products and its ongoing research and development activities will be subject to extensive regulation by numerous governmental authorities in the United States. Prior to marketing in the United States, any combination product developed by the Company must undergo rigorous preclinical (animal) and clinical (human) testing and an extensive regulatory approval process implemented by the Food and Drug Administration (“FDA”) under the Food, Drug and Cosmetic Act. There can be no assurance that the Company will not encounter problems in clinical trials that will cause the Company or the FDA to delay or suspend clinical trials.

The Company’s success will depend in part on its ability to obtain patents and product license rights, maintain trade secrets, and operate without infringing on the proprietary rights of others, both in the United States and other countries. There can be no assurance that patents issued to or licensed by the Company will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide proprietary protection or competitive advantages to the Company now or in the future.

Reverse Stock Split

Effective April 1, 2022, we effected a 2-for-1 reverse stock split of our issued and outstanding shares of common stock (the “Reverse Stock Split”). All references to shares of our common stock in this report refers to the number of shares of common stock after giving effect to the Reverse Stock Split (unless otherwise indicated).

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

These financial statements and related disclosures have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The financial statements have been prepared using the accrual basis of accounting in accordance with Generally Accepted Accounting Principles of the United States (“GAAP”).

Basis of Consolidation

The financial statements have been prepared on a consolidated basis with those of the Company’s wholly-owned subsidiary, Shuttle Pharmaceuticals, Inc. All intercompany transactions and balances have been eliminated.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions. The Company bases its estimates and assumptions on current facts, historical experience, and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected. Significant estimates in the accompanying financial statements include useful lives of property and equipment, valuation of derivatives, and the valuation allowance on deferred tax assets.

Property and Equipment

Property and equipment are stated at cost. Expenditures for maintenance and repairs are charged to earnings as incurred; additions, renewals and betterments are capitalized. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation of property and equipment is provided using the straight-line method for substantially all assets with estimated lives as follows:

Furniture	5 years
Computers and equipment	5 years
Research Equipment	10 years

Research and Development Expenses

Research and development expenses are charged to expense as incurred. Research and development expenses include, but are not limited to, product development, clinical and regulatory expenses, payroll and other personnel expenses, materials, supplies, related subcontract expenses, and consulting costs. The expenses assigned to NIH SBIR sponsored research are related to: (1) “Topic 352: Cell-Based Models for Prostate Cancer Health Disparity Research – Moonshot Project” and (2) “Topic 345: Predictive Biomarkers of Prostate Cancer Patient Sensitivity for Radiation Late Effects.”

The research expenses are assigned to the research projects to demonstrate proof of principle in patients with prostate cancer that may support development and commercialization of biomarker products and to gather prostate cancer cell lines in African American men to serve as the product for use in health disparities research. Costs that are not covered by the SBIR contract for performing the Phase I contract to determine commercialization feasibility included partial salary support of personnel and a consultant to develop a commercialization plan. Costs that are not covered in the Phase II contract include business development and partial salary support.

Research expenses related to new drug discovery include partial support of personnel, space, supplies and legal costs.

During fiscal year 2022, the Company completed two SBIR contracts from the NIH to support research projects with potential for commercialization. The SBIR contract awards are fixed payments made by the NIH in response to quarterly Shuttle invoices and provide non-dilutive funds that do not include a repayment obligation. Details on the three contracts follow:

1. Contract #HHSN261201600027C/75N91018C00016 supported “Topic 345: Predictive Biomarkers of Prostate Cancer Patient Sensitivity for Radiation Late Effects.” This $299,502 Phase I award includes funded research from September 19, 2016 through September 18, 2017 and was advanced to Phase II of the awards with funding of $1,903,095 with a fixed price contract period of September 17, 2018 through September 16, 2020 and subsequent no cost extensions through September 15, 2021 and then March 15, 2022 (Reference 75N91019C00031). The Company received quarterly payments of $211,455 for a total of $845,820 in 2020; and 2 quarterly payments related to Topic 345 for a total of $422,910 in 2021. On April 6, 2022, the Company submitted the final invoice for “Topic 345: Predictive Biomarkers of Prostate Cancer Patient Sensitivity for Radiation Late Effects,” for $211,455, following the completion of the Final Quarterly Progress Report to NIH covering the performance period of September 16, 2019-March 15, 2022. The invoice was paid in full on April 27, 2022. In Phase II of the SBIR effort, the Company completed an analytical validation of the metabolic test kit, extended the option to license the metabolite signatures (intellectual property) from Georgetown University, manufacture 500 “kits,” test and developed plans for a multi-institutional clinical trial to be implemented in the Phase III effort. This contract included a subcontract to Georgetown University (“Georgetown”) for use of Mass Spectrometry core facilities to analyze clinical samples. The contract was extended to complete the milestones which were delayed due to the impact of COVID-19.

On December 6, 2019, the Company engaged Georgetown to perform the $795,248 subcontract of its Phase II contract #HHSN75N91019C00031. The Company agreed to reimburse Georgetown for its allowable costs not to exceed the ceiling amount of $795,248. Georgetown invoiced the Company for a total of $791,017 as of September 30, 2022, leaving a balance of $4,231. Depending on the resources it uses, Georgetown may or may not invoice for the total subcontract amount. In the event Georgetown does not invoice for the total allowable amount, the Company is not obligated to pay the ceiling amount. As of April 2022, cumulative payments of $791,017 were made to Georgetown, including an additional invoice for $282,643 which was received but not paid until the second quarter of 2022. All invoices have now been paid.

2. The Phase II contract #HHSN261201800016C supports the discovery work following a Phase I contract # HHSN261600038C “Topic 352 – SBIR Phase II Cell-based Models for Prostate Cancer Health Disparity Research” and was awarded to provide $1,484,350 to fund research from September 17, 2018 through September 16, 2020 and was extended without cost through November 16, 2021 due to delays caused by the impact of COVID-19. For the entire contract period, the Company invoiced and received a total of $1,411,883. The final draft report was filed with the NIH along with the final invoice for $10,000, which payment was made on December 3, 2021, and no additional payments are expected. The Phase II contract also includes a subcontract to Georgetown University for $742,002 to establish prostate cancer cell lines from African American patients undergoing prostate surgery for cancers.

On December 5, 2018, the Company engaged Georgetown University to perform the $742,002 subcontract of its Phase II contract #HHSN261201800016C. Depending on the resources it uses, Georgetown may or may not invoice for the total subcontract amount. In the event Georgetown does not invoice for the total allowable amount, the Company is not obligated to pay the ceiling amount. The Company has been invoiced by Georgetown and has paid Georgetown a total of $305,866 as of September 30, 2022.

The Company recognizes the amounts received from the contract at fair value when there is reasonable assurance that the contract amount will be received, and it is probable that all attaching conditions will be complied with. The Company recognizes the amounts received in accordance with the contract as a reduction of research and development expenses over the periods necessary to match the contract on a systematic basis to the costs that it is intended to compensate. The Company records reimbursements on the balance sheet as contract receivables upon meeting the criteria discussed above until cash is received. During the quarter ended September 30, 2022, the Company recorded a net deficit of $83,868 with the Company funding the NIH no-cost extension along with other R&D activities. The NIH made the final payment of $211,455 in April 2022 for Topic 345.

In September of 2022, TCG GreenChem, Inc. (“TCG GreenChem”) was contracted for process research, development and cGMP compliant manufacture of IPdR. The total project cost is $1,500,000 based on four milestone payments, the first payment of $450,000 was paid during the quarter ended September 30, 2022, pursuant to which TCG GreenChem commenced work on the project.

Regarding the accounting treatment for reimbursements, GAAP provides limited guidance on the accounting for government grants received by for-profit companies. We understand there is more than one acceptable alternative for the accounting treatment – a reduction of costs, a deferred credit to be amortized, revenue or other income. Due to the terms of the contracts we have entered into, the Company concluded that the reimbursements were more akin to a reduction of costs rather than any of the other alternatives that would match the contract reimbursements on a systematic basis to the costs that the contract is intended to compensate.

Derivative Financial Instruments

The Company evaluates all of its agreements to determine if such instruments have derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a Binomial Simulation model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. As of September 30, 2022, the Company had no derivative instruments. As of December 31, 2021 the Company’s only derivative financial instrument was an embedded warrant feature associated with its Series A Convertible Preferred Stock due to certain provisions that allow for a change in the warrant value based on fluctuations of the Company’s fair value of common stock at the date of issuance of the warrant based on certain contingent call features.

Fair Value of Financial Instruments

For certain of the Company’s financial instruments, including cash, accounts receivable, accounts payable, accrued liabilities and short-term debt, the carrying amounts approximate their fair values due to their short maturities.

FASB ASC Topic 820, Fair Value Measurements and Disclosures, requires disclosure of the fair value of financial instruments held by the Company. FASB ASC Topic 825, Financial Instruments, defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

●	Level 1 inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets.

●	Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets in inactive markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

●	Level 3 inputs to the valuation methodology use one or more unobservable inputs which are significant to the fair value measurement.

The Company analyzes all financial instruments with features of both liabilities and equity under FASB ASC Topic 480, Distinguishing Liabilities from Equity, and FASB ASC Topic 815, Derivatives and Hedging.

For certain financial instruments, the carrying amounts reported in the balance sheets for cash and current liabilities, including convertible notes payable, each qualify as a financial instrument, and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest.

An established trading market for the Company’s common stock does not exist. The fair value of the shares was determined based on the then most recent price per share at which we sold preferred stock to unrelated parties in a private placement during the six months then ended.

During the year ended December 31, 2020, the Company utilized $25.22 (post-share exchange) per share as the fair value of its common stock for accounting purposes based on preferred share transactions with investors from August 2018 through December 2019, with no transactions occurring in 2020 and $5.00 in 2021, $4.00 through March 31, 2022 and $6.00 through June 30, 2022.

At September 30, 2022, the Company identified no liabilities required to be presented on the balance sheet at fair value.

At December 31, 2021, the Company identified the following liabilities that are required to be presented on the balance sheet at fair value:

December 31, 2021	Level 1	Level 2	Level 3	Total
Liabilities
Warrant Liabilities	$-	$-	$94,025	$94,025

Revenue Recognition

Revenue from providing research and development is recognized under Topic 606 in a manner that reasonably reflects the delivery of its services to customers in return for expected consideration and includes the following elements:

●	executed contracts with the Company’s customers that it believes are legally enforceable;

●	identification of performance obligations in the respective contract;

●	determination of the transaction price for each performance obligation in the respective contract;

●	allocation the transaction price to each performance obligation; and

●	recognition of revenue only when the Company satisfies each performance obligation.

To satisfy these five elements, the Company records revenue for research and development services on a quarterly basis as services are provided. Revenue received from NIH contracts is received in accordance with Federal grants and contracts policies. Research and development expenses are posted against revenue and recorded on the statement of operations as “Research and development, net of contract expense reimbursements.”

Basic and Diluted Earnings Per Share

Basic earnings per share (“EPS”) is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed based on the weighted average number of shares of common stock plus the effect of dilutive potential shares of common stock outstanding during the period using the treasury stock method and as if converted method. Dilutive potential shares of common stock include outstanding warrants and Series A preferred stock.

For the nine months ended September 30, 2022 and year ended December 31, 2021, the following common stock equivalents were excluded from the computation of diluted net loss per share as the result of the computation was anti-dilutive.

	September 30,	December 31,
	2022	2021
Series A preferred stock	-	97,062
Warrants	20,000	48,531
	20,000	145,593

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, ASC Subtopic 470-20 “Debt—Debt with “Conversion and Other Options” and ASC subtopic 815-40 “Hedging—Contracts in Entity’s Own Equity.” The standard reduced the number of accounting models for convertible debt instruments and convertible preferred stock. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting; and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. The amendments in this update are effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted. The Company adopted this standard on January 1, 2021.

Management does not believe that any recently issued, but not yet effective, accounting standards could have a material effect on the accompanying financial statements. As new accounting pronouncements are issued, we will adopt those that are applicable under the circumstances.

Note 3 – Property and Equipment, Net

Property and equipment consisted of the following:

	September 30,	December 31,
	2022	2021
Office Furniture and equipment	$8,861	$8,861
Laboratory equipment	118,605	118,605
	127,466	127,466
Less accumulated depreciation	(113,386)	(108,902)
Property and equipment, net	$14,080	$18,564

Depreciation expense for the nine months ended September 30, 2022 and 2021, were $4,484 and $4,050, respectively.

Note 4 – Operating Lease Right-of-use Asset and Operating Lease Liability

Operating lease right-of-use assets and liabilities are recognized at the present value of the future lease payments at the lease commencement date. The interest rate used to determine the present value is our incremental borrowing rate, estimated to be 10%, as the interest rate implicit in most of our leases is not readily determinable. Operating lease expense is recognized on a straight-line basis over the lease term. During the nine months ended September 30 2022, and 2021, the Company recorded $52,631 and $52,445, respectively, as operating lease expense.

The Company currently has a lease agreement which allows for the use of a laboratory facility for a monthly payment of $6,291, which monthly lease payment increases by 3% every year. The laboratory lease commenced October 1, 2018, with the first payment due January 1, 2019, and expires on October 31, 2023. A security deposit of $6,480 is being held for the duration of the lease term.

In adopting ASC Topic 842, Leases (Topic 842), the Company has elected the ‘package of practical expedients,’ which permits the Company to avoid reassessing its prior conclusions about lease identification, lease classification and initial direct costs under the new standard. The Company did not elect the use-of-hindsight or the practical expedient pertaining to land easements, as the latter is not applicable to the Company. In addition, the Company elected not to apply ASC Topic 842 to arrangements with lease terms of 12 month or less. On January 1, 2019, upon adoption of ASC Topic 842, the Company recorded a right-of-use asset.

The Right-of-use assets are summarized below:

	September 30,	December 31,
	2022	2021
Office Lease	$265,207	$265,207
Less accumulated amortization	(193,237)	(148,225)
Right-of-use, net	$71,970	$116,982

Amortization on the right-of-use asset is included in rent expense on the statements of operations.

Operating lease liabilities are summarized below:

	September 30,	December 31,
	2022	2021
Office Lease	$80,378	$129,376
Less: current portion	(73,707)	(66,934)
Long term portion	$6,671	$62,442

The Maturities of lease liabilities are summarized below:

As of
September 30,
2022
2022	$19,440
2023	64,800
Total future minimum lease payments	84,240
Less imputed interest	(3,862)
PV of Payments	$80,378

Note 5 – Notes Payable-Related Party

On December 1, 2020, the Company consolidated all of the outstanding loans owed to an officer of the Company and to his spouse, resulting in the following two loans: (i) a single loan from the spouse of an officer of the Company, dated December 1, 2020, with a principal balance of $426,243, bearing interest at the rate of 7.5% per annum, with a maturity date of December 31, 2021; and (ii) a single loan owed to an officer of the company in the principal amount of $139,229, bearing interest at the rate of 7.5% per annum, with a maturity date of December 31, 2021. In December of 2021 the maturity dates of these loans were extended to June 30, 2022. In July of 2022 the notes were extended to June 30, 2023 (Note 8). As of September 30, 2022, the accrued interest was $55,592 and $18,150, respectively, and the total balances with accrued interest of $481,835 and $157,379, respectively.

On June 21, 2021, the Company entered into a loan from the spouse of an officer of the Company in the amount of $120,000 (principal) with an interest rate of 7.5% per annum due June 21, 2022, due at maturity. In July of 2022 the notes were extended to June 30, 2023 (Note 8). As of September 30, 2022, the accrued interest was $11,491 and the total balance with accrued interest was $131,491.

On August 1, 2022, in conjunction with a private placement of 10% notes and warrants (as detailed in Note 6 below), in exchange for a $50,000 payment upon subscription, the Company issued a note to the spouse of an officer of the Company in the amount of $50,000 (principal) with an interest rate of 10% per annum due August 31, 2022, with interest due at maturity, and warrants to purchase 20,000 shares of common stock, at an exercise price of $2.50 per share. The value of the warrants was determined using a computed volatility of 101%, 0% dividend rate, and a risk free interest rate of 4.25%, and was applied as a discount on the notes payable. The loan was fully repaid including $822 of accrued interest in September of 2022.

Note 6 - Notes Payable

On March 9, 2021, the Company obtained a $73,007 term note issued under the Coronavirus Aid, Relief, and Economic Security Act’s Paycheck Protection Program (the “PPP”). The note bears an interest rate of 1% per annum, has a six-month deferral period with payments beginning the seventh month and all outstanding principal and interest is due within two years from the note’s inception date. All or a portion of the note may be forgiven in accordance with PPP requirements. No more than 25% of the amount forgiven can be attributable to non-payroll costs. As of December 31, 2021, a “Loan Forgiveness Application” was submitted to PNC Bank along with the requested documentation and during the quarter ended March 31, 2022 the note liability was reduced in its entirety.

On May 15, 2020, the Company obtained a $62,500 term note issued under the Coronavirus Aid, Relief, and Economic Security Act’s Paycheck Protection Program (the “PPP”). The note bears an interest rate of 1% per annum, has a six-month deferral period with payments beginning the seventh month and all outstanding principal and interest is due within two years from the note’s inception date. All or a portion of the note may be forgiven in accordance with PPP requirements. No more than 25% of the amount forgiven can be attributable to non-payroll costs. A “Loan Forgiveness Application” was submitted to PNC Bank along with the requested documentation and the note liability was reduced in its entirety during the year ended December 31, 2021.

	September 30,	December 31,
	2022	2021
PPP Note payable
PPP Note May 15, 2020	$-	$62,500
PPP Note March 9, 2021	73,007	73,007
Loan Forgiveness	(73,007)	(62,500)
	$-	$73,007

On December 28, 2021, the Company issued $500,000 note units, consisting of two $250,000 notes, for a total of $500,000 10% unsecured promissory notes with a maturity date of December 28, 2022, and warrants to purchase 500,000 shares of common stock exercisable at $1.00 per share with an expiry date of December 28, 2026, and fees of $5,075. The value of the warrants was determined using a computed volatility of 85.5%, 0% dividend rate, and a risk free interest rate of 1.27% and was applied as a discount on the notes payable. In September 2022, the warrants were exercised fully reducing the principal and the Company paid $16,667 of interest in cash. As of September 30, 2022, $18,904 of accrued interest is payable on the second note.

On February 8, 2022 and March 11, 2022, the Company sold $365,000 and $224,985, respectively, in 6% convertible notes (the “Notes”), which notes bore 6% interest, were repayable three years from the date of issuance, and, upon completion of the Company’s initial public offering, converted automatically into units, with each unit consisting of one share of common stock and a warrant to purchase one share of commons stock (the “Conversion Units”) at a conversion price equal to 50% of the per unit offering price upon closing of our initial public offering. Boustead Securities LLC acted as placement agent for the convertible note offering and received compensation of $36,500 and $22,250, respectively, and warrants to purchase shares of common stock equal to 10% of the Conversion Units, exercisable at the conversion price of the Convertible Notes. The value of the warrants was determined using computed volatility of 83.4%, 0% dividend rate, and a risk free interest rate of 1.27%, and computed volatility of 85.5% %, 0% dividend rate, and a risk free interest rate of 1.96%, and was applied as a discount on the notes payable. In September 2022, the notes were fully converted, relieving the Company of $12,625 of accrued interest recorded as a gain on settlement of debt.

On August 1, 2022, the Company issued $125,000 in 10% convertible notes payable and warrants to purchase 50,000 shares of common stock to three accredited investors (which amount includes the $50,000 note and warrant purchased by a related party as detailed in Note 5 above). The warrants issued in this transaction were exercisable at price of $2.50 per share. The value of the warrants was determined using a computed volatility of 101%, 0% dividend rate, and a risk free interest rate of 4.25% and was applied as a discount on the notes payable. In September 2022, 30,000 warrants were exercised in exchange for cancellation of $75,000 in notes, thus reducing $75,000 of the principal. The remaining $50,000 note owed to the related party was then paid off in full.

	September 30,	December 31,
	2022	2021
Promissory note issued on December 28, 2021	-	500,000
Promissory note issued on February 8, 2022	-	-
Promissory note issued on March 11, 2022	-	-
Promissory note issued on August 1, 2022	$-	-
	-	500,000
Less debt discount	-	(408,979)
Total outstanding notes payable	$-	$91,021

During the nine months ending September 30, 2022, the Company fully amortized the debt discount and included $408,979 in interest expense.

Note 7 – Stockholders’ Equity

Pursuant to the Company’s amended and restated articles of incorporation, the Company is authorized to issue 100,000,000 shares of common stock, with a par value of $0.00001 per share, and 20,000,000 shares of preferred stock, with a par value of $0.00001 per share.

Series A Preferred Shares

The Series A Preferred Stock, in accordance with its terms, is automatically convertible into a number of shares of the Company’s common stock upon the closing of the sale of shares of common stock to the public in a qualified offering (as set forth in the Series A certificate of designation) or upon listing of the Company’s common stock on a national securities exchange.

During September 2022, the Company converted 1,213 shares of Series A Preferred Stock into 336,810 shares of common stock and warrants to purchase 336,810 shares of common stock, which conversion shares and warrants were calculated using a conversion price of 90% of the IPO price of $4.00 per share, resulting in a discounted conversion price of $3.60 per share. The warrants issued to the Series A Preferred Stockholders are exercisable at $4.00 per share for a period of three years.

For the nine months ended September 30, 2022, the Company accrued $71,009 for the 8.5% cumulative dividends on the Series A Preferred stock and $103,062 for the year ended December 31, 2021, for a total of $402,068 and $331,059 respectively.

During September 2022, the Company paid the dividend payable balance of $402,068 to the Series A Stockholders through the issuance of 100,517 shares of common stock.

As of September 30, 2022, the Company had no shares of Series A Preferred Stock outstanding, and 1,213 shares as of December 31, 2021.

Common Stock

As of September 30, 2022 and December 31, 2021, the Company had 13,586,393 and 9,312,152 shares of common stock issued and outstanding, respectively. The balance includes 20,626 and 21,530 shares of restricted stock issued in 2021 and 2020 respectively and 839 shares of common stock issued to settle shares of common stock owed to Shuttle’s original membership holders.

During the nine months ended September 30, 2022, the Company issued:

Issuance	Shares	Value $
Public offering(1)	1,409,771	10,031,415
Notes payable	147,500	588,524
Warrant exercises(2)	2,267,551	590,574
Common stock payable	839	16,340
Preferred Share and Dividends Payable(3)	437,327	402,068

(1)	Value is net of $1,407,262 of fees associated with the issuances.
(2)	Includes 197,273 broker warrants exercised on a cashless basis for 180,280 shares of common stock and warrants to purchase 1,409,771 shares of common stock exercised as part of the Company’s initial public offering.
(3)	Includes 336,810 shares of common stock issued upon conversion of 1,213 Preferred Shares and 100,517 common shares to settle dividends payable balance.

Common Stock to be Issued

On June 4, 2018, $120,250 outstanding convertible notes were converted to 6,182 shares of common stock of the Company at a price of $19.44 per share. The Company recorded $16,340 of common stock to be issued for the accrued interest. As of September 30, 2022, 839 shares of common stock were issued to settle the $16,340 of common stock to be issued to Shuttle’s original membership interest holders.

Warrants

The Series A Preferred Stock sold in the Company’s 2018 and 2019 private placement offerings included warrants to be issued upon the earlier of a closing of the sale of shares of common stock to the public at a prices per share of at least $13.88 or in a firm commitment underwritten public offering pursuant to an effective registration statement resulting in gross proceeds of at least $15,000,000. The warrants shall be exercisable for a period of three years after the date of issuance. The warrant exercise price is contingent on the terms of the public offering. If an initial public offering occurs at a price at or above $13.88 per share, then the exercise price shall be set to the issuance price of the common stock with the number of warrants determined based on a 10% discount to the per share common stock issuance price. In the scenario where the common stock is listed with the common stock issuance price below $13.88, the exercise price will be set to $20.82 with the number of warrants based on a fixed conversion price of $12.49, which represents a 10.0% discount to the $13.88 threshold. The warrants also have contingent call features based on the terms of the public offering. If an initial public offering occurs at a price at or above $13.88, then the warrants are callable if the 20-day VWAP of the common stock in at or above 150% of the variable exercise price. In the scenario where the common stock is listed with a common stock issuance price below $13.88, then the warrants are callable if the 20-day VWAP of the common stock is at or above the $20.82 exercise price. The detachable warrants contained terms and features that gave rise to derivative liability classification.

Effective April 6, 2022, the Company amended its certificate of designation for the Series A Preferred Stock (the “Amended Series A Preferred Certificate of Designation”) in order to modify the conditions pursuant to which the Series A Preferred Stock would automatically convert. Under the Amended Series A Certificate of Designation, the automatic conversion feature was amended so as to allow for conversion upon completion of a $10,000,000 public offering or the listing of the Company’s common stock on a qualified exchange, in which case the Series A Preferred Stock would convert at either 90% of the per share IPO price or $5.00 per share. As a result, upon completion of our initial public offering, the Series A Preferred Stock was converted and warrants were issued in relation to the conversion, with each warrant then exercisable at the equivalent of the per share initial public offering price.

Current accounting principles that are provided in ASC 815 - Derivatives and Hedging require derivative financial instruments to be classified in liabilities and carried at fair value with changes recorded in income. The Company has selected the Binomial Option Pricing valuation technique to fair value the compound embedded derivative. Inherent in a binomial options pricing model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate, and dividend yield. The Company estimates the volatility of its ordinary shares based on historical volatility of comparable companies that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants.

The derivative warrant liability linked to the Series A Preferred Stock as of September 30, 2022 and December 31, 2021 was $0 and $94,025, respectively. For the period ended September 30, 2022 and 2021, the change in fair value of warrant liability was a gain of $94,025 and a gain of $30,971, respectively.

The estimated fair values of the liability measured on a recurring basis are as follows:

December 31,
2021
Expected average volatility	85.5%
Dividend yield	8.5%
Expected life	2.33 Years
Risk-free interest rate	0.73%

A continuity schedule of the Series A Preferred Stock warrants is set forth below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Life (years)
Outstanding, December 31, 2020	48,532	$24.98	3.33
Granted	-	-	-
Forfeited	-	-	-
Exercised	-	-	-
Outstanding and Exercisable, December 31, 2021	48,532	$24.98	2.33
Granted	-	-	-
Forfeited	-	-	-
Exercised	(48,532)	24.98	-
Outstanding and Exercisable, September 30, 2022	-	$-	-

A continuity schedule of the common stock warrants is set forth below:

	Number of Warrants	Weighted Average Exercise Price
Outstanding, December 31, 2021	-	$-
Granted	2,304,544	2.89
Forfeited	-	-
Exercised(1)	(2,284,544)	2.89
Outstanding and Exercisable, September 30, 2022	20,000	$2.50

(1)	Includes 197,273 warrants exercised on a cashless basis for 180,280 common stock.

Equity Incentive Plan

Our 2018 Equity Incentive Plan provides for equity incentives to be granted to our employees, executive officers or directors and to key advisers and consultants. Equity incentives may be in the form of stock options with an exercise price of not less than the fair market value of the underlying shares as determined pursuant to the 2018 Equity Incentive Plan, restricted stock awards, other stock-based awards, or any combination of the foregoing. The 2018 Equity Incentive Plan is administered by the Company’s compensation committee. We have reserved 3,000,000 shares of our common stock for issuance under the 2018 Equity Incentive Plan. As of September 30, 2022, 384,167 shares have been granted under the 2018 Equity Incentive Plan.

Restricted Stock Units. We may grant restricted stock units under our 2018 Plan. Restricted stock units are bookkeeping entries representing an amount equal to the fair market value of one share of our common stock. Subject to the provisions of our 2018 Plan, the administrator determines the terms and conditions of restricted stock units, including the vesting criteria and the form and timing of payment. The administrator, in its sole discretion, may pay earned restricted stock units in the form of cash, in shares or in some combination thereof. Notwithstanding the foregoing, the administrator, in its sole discretion, may accelerate the time at which any restrictions will lapse or be removed.

On August 16, 2019, five individuals were appointed to the Board of Directors of the Company to serve as directors. Each individual entered into an agreement outlining the terms of their service as a director and pursuant to which they would each receive a grant of $75,000 worth of Restricted Stock Units (“RSUs”) issuable under the Company’s 2018 Equity Incentive Plan (the “2018 Plan”). The RSUs vested annually in one third increments from the date of appointment. Under the terms of the director agreements, the Company has also agreed to pay each director $25,000 per annum, payable in equal quarterly installments commencing 90 days following the Company becoming a publicly reporting company under the Securities Exchange Act of 1934, as amended.

During the nine months ended September 30, 2022 and 2021, pursuant to the agreements with directors and officers, compensation expense for the RSUs of $356,733 and $367,551 was included in compensation, respectively.

As of September 30, 2022, there was $8,334 of total unrecognized compensation cost related to non-vested share-based compensation arrangements which is expected to be recognized within the current year.

A continuity schedule of the Restricted Stock Units (RSUs) is set forth as follows:

	Number of RSU	Weighted Average Exercise Price	Weighted Average Life (years)
Outstanding, December 31, 2020	61,884	$23.76	4.33
Granted	-		-
Forfeited	(2,702)	27.76	-
Exercised	-	-	-
Outstanding, December 31, 2021	59,182	$23.57	3.33
Granted	-	-	-
Forfeited	-	-	-
Exercised	-	-	-
Outstanding, September 30, 2022	59,182	$23.57	2.58
Exercisable, September 30, 2022	58,813	$23.74	2.58

Note 8 – Subsequent Events

Management evaluated all additional events subsequent to the balance sheet date through November 14, 2022, the date the financial statements were available to be issued, and determined that no items were required to be disclosed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis should be read in conjunction with our financial statements and the related notes thereto included elsewhere in this prospectus. The Management’s Discussion and Analysis contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future-tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements in this form. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors including, but not limited to, those noted under “Risk Factors” in this prospectus. In addition, any compensation disclosure contained in this prospectus regarding our officers and directors is likely to increase in the near term following completion of the offering, and therefore all such disclosures made within this prospectus reflect historical facts and will not reflect forward looking or anticipated compensation going forward. See the section entitled “Executive Compensation” below for a more detailed discussion.

We do not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this prospectus, except as required by U.S. federal securities laws.

Overview

Founded by Georgetown University Medical School faculty members, we are a discovery and development stage pharmaceutical company leveraging our proprietary technology to develop novel therapies that are designed to cure cancer. Originally formed as Shuttle Pharmaceuticals, LLC in 2012, our goal is to extend the benefits of cancer treatments by leveraging insights into cancer therapy with surgery, radiation therapy, chemotherapy and immunotherapy. While there are several therapies being developed with the goal of curing cancer, one of the most effective and proven approaches to this is radiation therapy (RT). We are developing a pipeline of products designed to address the limitations of the current standard of cancer therapies. We believe that our product candidates will enable us to deliver cancer treatments that are safer, more reliable and at a greater scale than that of the current standard of care.

Operations to date have focused on continuing our research and development efforts to advance Ropidoxuridine clinical testing and improved drug formulation, to advance HDAC6 inhibitor (SP-2-225) preclinical development, and complete SBIR contract work on predictive biomarkers of radiation response, as well as prostate cell lines for health disparities research. We have received SBIR contract funding from the NIH for the aforementioned projects. The clinical development of Ropidoxuridine has shown drug bioavailability and a maximum tolerated dose has been established for use in Phase II clinical trials. The radiation biomarker project and the health disparities project have been completed. Changes in operational, administrative, legal and professional expenses related to our operations are set forth in more detail in the discussion below.

Results of Operations

Comparison of the three months ended September 30, 2022 and 2021

The following table summarizes the results of our operations:

	Three Months Ended
	September 30,
	2022	2021	Change	%
Revenue	$-	$-	$-	0%
Operating expenses:
Research and development, net of contract expense reimbursements	669,038	186,958	482,080	258%
General and administrative	81,864	6,422	75,442	1175%
Legal and professional	70,566	48,736	21,830	45%
Total operating expenses	821,468	242,116	579,352	239%
Other income (expense):
Interest expense - related party	(13,725)	(10,547)	(3,178)	30%
Interest expense	(604,716)	(113)	(604,603)	535,047%
Change in fair value of warrant liability	112,797	(26,685)	139,482	(523%)
Gain on settlement of accounts payable	328,687	-	328,687	100%
Total other Income (expense)	(176,957)	25,155	(202,112)	(803%)
Net loss	$998,425	$216,961	$781,464	360%

Research and Development – Net of contract expense reimbursements. Research and development – net of contract expense reimbursements (“R&D”) was $669,039 for the three months ended September 30, 2022, as compared to $186,958 for three months ended September 30, 2021. For the three months ended September 30, 2022, the Company received $0 in reimbursements and incurred $669,038 in R&D expenses. For the three months ended September 30, 2021, reimbursement from the NIH totaled $211,455 and total expenses related to R&D was $398,413. Quarterly expenses increased by $579.352, or 239%, in the third quarter of 2022 primarily due to the first milestone payment for TCG GreenChem of $450,000.

Compensation related expenses were $220,801 in the three months ended September 30, 2021 as compared to $202,041 in the three months ended September 30, 2022. Compensation related expenses decreased from 55% of total R&D in the three months ended September 30, 2021 to 30% for the three months ended September 30, 2022. Subcontract work made up 39% of total R&D expense in the three months ended September 30, 2021 and 67% of total R&D expenses during the three months ended September 30, 2022. All other R&D expenses were inconsequential.

Below is a breakdown of the actual costs and reimbursements received by the company for the three months ended September 30, 2022 and 2021, and a breakdown of how such cost and reimbursements were distributed across research projects.

For the three months ended September 30, 2022, total research and development costs were $669,038 for which all costs were funded by the Shuttle. For the three months ended September 30, 2021, total R & D costs were $398,413 for which 53% of the costs were allocated to the NIH funded project (Topic 345) and Shuttle funded the remaining costs of $186,958, or 47% of the total costs. For the three months ended September 30, 2021, total R&D costs were $398,413 for which $211, 455 was reimbursed by NIH and the remaining costs were funded by the Shuttle for a net R&D loss of $186,958. Company funded R&D activities increased in 2021 and decreased in 2022 due to NIH no cost extensions required to complete contracted work and file the final reports before receiving payment from the NIH. In 2022, R&D activities increased with the new program with TCG GreenChem.

Key Research and Development Projects

R&D, Net of Contract Expense Reimbursements	Three Months

Three Month Periods ending September 30, 2021 and 2022 (Q3)

Research & Development	NIH Topic 345		Shuttle Funded		Total
Revenue and Expenses	2021	2022	2021	2022	2021	2022
NIH Reimbursement	(211,455)	-	-	-	(211,455)	-
Compensation	33,843	-	186,958	200,541	220,801	200,541
Subcontracts	153,544	-	-	450,000	153,544	450,000
Supplies	4,312	-	-	1,007	4,312	1,007
Other, Lab	19,756	-	-	17,490	19,742	17,490
Expense total	211,455	-	186,958	669,038	398,413	669,038
R&D, Net of Contracts	-	-	(186,958)	(669,038)	(186,958)	(669,038)
	53%	-	47%	100.0%

Note:	Project 352 reimbursements were not received in 2021 and research costs were Company funded through an NIH extension without cost Project 345 reimbursement for the period of performance ending March 15, 2022, which reimbursement was received in April 2022

In addition, the CEO and CMO are actively involved in the research and development activities, but neither receives a salary from the Company. As such, research and development expenses are lower than might be incurred in the future.

The allocation of costs to the NIH research project for the three months ended September 30, 2021 were as follows:

NIH Cost Allocation for the 3-month Period Ending September 30, 2021

●	Compensation - $220,801, making up 55% of total R & D, with 47% of all research costs allocated to Shuttle.
●	Subcontracts - $153,544, making up 39% of total R&D, with 100% of costs allocated to Topic 345.
●	Supplies and Other Lab expenses - $24,054, making up 6% of total R&D expenses, with all costs allocated to Topic 345.

General and Administrative Expenses. General and Administrative expenses in the three months ended September 30, 2022 increased by $75,442, from $6,422 in 2021 to $81,864 in 2022.

Legal and Professional Expenses. During the three months ended September 30, 2022, legal and professional expenses increased by $21,830 or 45%. This increase in legal and professional fees was primarily due to increases in our expenses related to obtaining pre-IPO financing and other expenses related to preparation for the IPO.

Other (Income) Expense. Other expense was $176,957 for the three months ended September 30, 2022, which consisted of $604,716 in interest expense on convertible loans, $13,725 in interest expense on related party loans, a gain on change in warrant liability of $112,797, and a gain on settlement of accounts payable of $328,687. Other income was $25,155 for the three months ended September 30, 2021, which consisted of $113 in interest expense, $10,547 in interest expense on related party loans and a loss on change in warrant liability of $26,685.

Comparison of the nine months ended September 30, 2022 and 2021

The following table summarizes the results of our operations:

	Nine Months Ended
	September 30,
	2022	2021	Change	%
Revenue	$-	$-	$-	0%
Operating expenses:
Research and development, net of contract expense reimbursements	1,048,821	579,684	469,137	81%
General and administrative	104,711	19,883	84,828	427%
Legal and professional	659,958	154,886	505,072	326%
Total operating expenses	1,813,490	754,453	1,059,037	140%
Other income (expense):
Interest expense - related party	(39,108)	(31,641)	(7,467)	24%
Interest expense	(920,660)	(463)	(920,197)	198,747%
Change in fair value of warrant liability	94,025	30,971	63,054	204%
Gain on settlement of accounts payable	328,687	-	328,687	-
Gain on forgiveness of Paycheck Protection Program note payable	73,007	62,500	10,507	100%
Total other Income (expense)	(464,049)	61,367	(525,416)	(856%)
Net loss	$2,277,539	$693,086	$1,584,453	229%

Research and Development-Net of contract expense reimbursements. Research and development-net of contract expense reimbursements (“R&D”) was $1,048,821 for the nine months ended September 30, 2022, as compared to $579,684 for nine months ended September 30, 2021. For nine months ended September 30, 2022, the Company received $211,455 in reimbursement from the NIH contracts and incurred $1,260,276 in R&D expenses. For the nine months ended September 30, 2021, reimbursement from NIH totaled $422,910 and total expenses related to R&D were $1,002,594. The increase of $469,137, or 81%, is primarily related to the Company increasing R&D spending as a result of funding from the public offering and the NIH contracts ending. The no cost extension from the NIH ended on March 15, 2022, and the final report to the NIH was filed and accepted, resulting in a payment of $211,455 during the nine months ended September 30, 2022.

R&D expense reimbursements were $422,910 and $211,455 during the nine months ended September 30, 2021 and September 30, 2022, respectively. NIH requires that milestones included in the fixed price contract be met, therefore, compensation related expenses continued in 2022 under the no cost extension from the NIH. Compensation related expenses were $667,281 in the nine months ended September 30, 2021 as compared to $727,421 in the nine months ended September 30, 2022. Compensation related expenses increased from 74% of total R&D in the nine months ended September 30, 2021 as compared to 90.1% in the nine months ended September 30, 2022. Subcontract work made up 26%, compensation made up 67%, and supplies and other expenses 8% of total R&D expense in the nine months ended September 30, 2021. Subcontract work made up 36%, compensation made up 58%, and supplies and other expenses 6% of total R&D expense during the nine months ended September 30, 2022.

Below is a breakdown of the actual costs and reimbursements received by the Company for the nine months ended September 30, 2022 and 2021, and a breakdown of how such cost and reimbursements were distributed across research projects.

For the nine months ended September 30, 2022, total research and development costs were $1,260,276 for which $211,455 was paid by reimbursements received from the NIH, leaving a net of $1,048,821. For the nine months ended September 30, 2021, total R&D costs were $1,002,594 for which $422,910 was paid by reimbursements received from the NIH, leaving a net of $579,684. The Company funded R&D activities decreased in the nine months ended September 30, 2021 and increased during the nine months ended September 30, 2022 primarily due to the funding provided by the public offering. A summary of the breakdown of costs is listed below.

Key Research and Development Projects

R & D, Net of Contract Expense Reimbursements	Nine Months

Nine Month Periods ending September 30, 2021 and 2022 (Q3)

Research & Development	NIH Topic 345		Shuttle Funded		Total
Revenue and Expenses	2021	2022	2021	2022	2021	2022
NIH Reimbursement	(422,910)	(211,455)	-	-	(422,910)	(211,455)
Compensation	87,567	-	579,684	727,421	667,281	727,421
Subcontracts	256,400	-	-	450,000	256,400	450,000
Supplies	17,834	-	-	3,206	17,834	3,206
Other, Lab	61,079	-	-	79,649	61,079	79,649
Expense total	422,910	-	579,684	1,260,276	1,002,594	1,260,276
R&D, Net of Contracts	-	211,455	(579,684)	(1,260,276)	(579,684)	(1,048,821)

Note:	Project 352 reimbursements were not received in 2021 and research costs were Company funded through an NIH extension without cost Project 345 reimbursement for the period of performance ending March 15, 2022, which reimbursement was received in April 2022

In addition, the CEO and CMO are actively involved in the research and development activities, but neither received a salary from the Company prior to the completion of our initial public offering in September 2022. As such, research and development expenses for the nine months ended September 30, 2022 are lower than might be incurred in the future.

The allocation of costs to the NIH research project for the nine months ended September 30, 2021 were as follows:

NIH Cost Allocation for the nine-month Period Ending September 30, 2021

●	Compensation - $667,281, making up 67% of total R&D expenses, with $579,684 allocated to the Company.
●	Subcontracts - $256,400, making up 26% of total R&D expenses.
●	Remaining costs – $78,913, making up 8% of total R&D costs.

General and Administrative Expenses. General and Administrative expenses increased by $84,828, from $19,883 in the nine months ended September 30, 2021 to $104,711 in the nine months ended September 30, 2022. The increase was primarily related to increases in insurance costs, SEC and Nasdaq filing fees, processing fees and other expenses related to preparing for and closing on our IPO, which closed in September 2022. Website expenses during the nine months ended September 30, 2022 increased by $1,447 in order to maintain and update the Company’s profile for the Company’s IPO.

Legal and Professional Expenses. Legal and professional expenses increased by $505,072, or 326%, primarily due to increases in fees related to obtaining pre-IPO financing and expenses incurred related to preparing for the IPO.

Other (Income) Expense. Other expense was $464,049 for the nine months ended September 30, 2022, which consisted of $920,660 in interest expense on convertible loans, $39,108 in interest expense on related party loans, a gain on change in warrant liability of $94,025, a $328,687 gain on settlement of accounts payable, and a $73,007 gain on the forgiveness of the Company’s Paycheck Protection Program loan. Other income was $61,367 for the nine months ended September 30, 2021, which consisted of $463 in interest expense, $31,641 in interest expense on related party loans and a gain on change in warrant liability of $30,971, and a $63,054 gain on the forgiveness of the Company’s Paycheck Protection Program loan.

Liquidity and Capital Resources

Our capital needs to date have been met by contributions from existing shareholders, as well as through private offerings of our securities, SBIR contracts and other grants, and our public offering. In the nine months ended September 30, 2022, we raised a total of $10,696,228 through the sale of convertible notes, shares of common stock and warrants. In the year ended December 31, 2021, we raised a total of $525,715 through the sale of convertible notes, warrants, and common shares. In addition, since inception, we have received a total of $5,531,722 in SBIR contracts and other grants received primarily through the National Institutes of Health.

We believe that we will continue to expend substantial resources for the foreseeable future on the completion of clinical development and regulatory preparedness of our product candidates, preparations for a commercial launch of our product candidates, if approved, and development of any other current or future product candidates we may choose to develop. These expenditures will include costs associated with research and development, conducting preclinical studies and clinical trials, obtaining marketing approvals, and, if we are not able to enter into planned collaborations, manufacturing and supply as well as marketing and selling any products approved for sale. In addition, other unanticipated costs may arise. Because the outcome of any drug development process is highly uncertain, we cannot reasonably estimate the actual amounts necessary to complete the development and commercialization of our current product candidates, if approved, or future product candidates, if any.

There can be no assurance that additional financing will be available to us when needed, on favorable terms or otherwise. Moreover, any such additional financing may dilute the interests of existing shareholders. The absence of additional financing, when needed, could cause us to delay implementation of our business plan in whole or in part, curtail our business activities and seriously harm us and our prospects.

Balance Sheet Data:

	September 30,	December 31,
	2022	2021	Change	%
Current assets	$9,289,486	$509,615	$8,779,871	1,723%
Current liabilities	970,470	2,217,331	(1,246,861)	(56%)
Working capital (deficiency)	$8,319,016	$(1,707,716)	$10,026,732	(587%)

As of September 30, 2022, total current assets were $9,289,486. Total current liabilities as of September 30, 2022, were $970,470, resulting in working capital of $8,319,016. As of December 31, 2021, total current assets were $509,615. Total current liabilities as of December 31, 2021, were $2,217,331, resulting in a working capital deficit of $1,707,716 for the year ended December 31, 2021. The current assets primarily resulted from $10,045,513 and $650,715 for a total of $10,696,228 cash received from the issuance of common stock and notes payable, respectively, with a $50,000 note repaid to a related party during the period ended September 30, 2022 for net cash provided by financing activities for the period of $10,646,228. The decrease in current liabilities is due to the repayment of notes payable, forgiveness of the PPP loan, payment of dividends payable and payments on trades payable.

Cash Flows from Operating Activities

	Nine Months Ended
	September 30,
	2022	2021	Change	%
Cash used in operating activities	$(2,030,587)	$(165,185)	$(1,865,402)	1,129%
Cash used in investing activities	$-	$-	$-	0%
Cash provided by financing activities	$10,646,228	$193,007	$10,453,221	5,416%
Cash on hand	$9,120,390	$144,975	$8,975,415	6,191%

We have not generated positive cash flows from operating activities. For the nine months ended September 30, 2022, net cash flows used in operating activities was $2,030,587, consisting of a net loss of $2,258,635, reduced by depreciation expense of $4,484, gain on change in warranty liability of $94,025, amortization of right of use assets of $45,012, amortization of debt discount of $885,505, stock-based compensation of $356,733, gain on forgiveness of the PPP loan of $73,007, gain on settlement of accounts payable of $328,687 and a net change in working capital of $605,796. For the nine months ended September 30, 2021, net cash flows used in operating activities was $193,007, consisting of a net loss of $693,086, adjusted for depreciation expense of $4,050, change in warranty liability of $30,971, amortization of right of use assets of $45,408, stock-based compensation of $367,551, gain on forgiveness of the PPP of loan of $62,500, and a net change in working capital of $209,363.

Cash Flows from Investing Activities

For the nine months ended September 30, 2022 and 2021, we had no investing activities.

Cash Flows from Financing Activities

For the nine months ended September 30, 2022, we received $10,045,513 from the issuance of common shares and $650,715 from the issuance of convertible notes. For the nine months ended September 30, 2021, we received $73,007 from the Paycheck Protection Program and $120,000 from the issuance of notes payable.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Critical Accounting Policies and Significant Judgments and Estimates

This discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. While our significant accounting policies are described in more detail in the notes to our financial statements included elsewhere in this registration statement, we believe that the following accounting policies are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Our most critical accounting policies and estimates relate to the following:

●	Research and Development Expenses
●	Operating Lease Accounting
●	Derivative Financial Instruments
●	Income Taxes

Research and Development

Research and Development expenses are offset by contract receivable payments from an NIH SBIR contract that supports this scientific research. This is stated in the financials as research and development-net of contract expense reimbursements.

Operating Lease Right-of-use Assets and Operating Lease Liability

Operating lease right-of-use assets and liabilities are recognized at the present value of the future lease payments at the lease commencement date. The interest rate used to determine the present value is our incremental borrowing rate, estimated to be 10%, as the interest rate implicit in most of our leases is not readily determinable. Operating lease expense is recognized on a straight-line basis over the lease term.

Derivative Financial Instruments

We evaluate all of our agreements to determine if such instruments have derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, we use a Binomial Simulation model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. As of September 30, 2022, we have no derivative financial instruments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company,” we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules, regulations and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosure.

As of September 30, 2022, our management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Such evaluation was carried out under the supervision of our Chief Executive Officer with the participation of our President and Chief Operating Officer, our Chief Financial Officer, and our accounting and financial service provider, PubCo Reporting Solutions, Inc., an out-sourced accounting and financial services provider (“PubCo Reporting”). Based on the foregoing, our management concluded that our internal controls over financial reporting should be strengthened because, among other things, (i) we did not maintain a sufficient complement of personnel with an appropriate degree of technical knowledge commensurate with the Company’s accounting and reporting requirements, (ii) written communication procedures and organization of files could be improved and automated, and (iii) our controls related to the financial statement closing process needed to be redesigned for a more orderly and less cumbersome closing process that would more easily identify material misstatements in our financial reporting on a timely basis. We are working to address these deficiencies through the review, recommendation and implementation of changes from our accounting and financial services provider, PubCo Reporting. As a result, our knowledge base of public company accounting reporting requirements and related procedures has been augmented by PubCo Reporting, whose services include a “…focus on US GAAP Corporate Accounting, Financial Reporting, SEC EDGAR iXBRL & SEDAR Filings, Internal (SOX) Compliance And Controls, and Regulatory Compliance.” Our collaboration with PubCo Reporting, an experienced accounting and financial reporting company with technical knowledge commensurate with the Company’s accounting and reporting requirements, has served to enhance our accounting disclosure controls and procedures.

Management has evaluated remediation plans to address these deficiencies and is implementing changes to address the material weakness identified, including hiring additional accountants and consultants and implementing controls and procedures over the financial reporting process.

Changes in Internal Controls

In connection with our continued monitoring and maintenance of our controls procedures as part of the implementation of Section 404 of the Sarbanes-Oxley Act, we continue to review, test, and improve the effectiveness of our internal controls. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period ending September 30, 2022 or subsequent to the date the Company completed its evaluation, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Currently, there are no legal proceedings pending or threatened against us.

ITEM 1A. RISK FACTORS

None.

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

Item 6. Exhibits

The following exhibits are filed or furnished with this report:

Exhibit No.	Description of Exhibit
10.1	Manufacturing Agreement, dated September 14, 2022, between Shuttle Pharmaceuticals, Inc. and TCG GreenChem, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed September 19, 2022).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Schema Document
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Definition Linkbase Data
101.LAB	Inline XBRL Taxonomy Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHUTTLE PHARMACEUTICALS HOLDINGS, INC.

November 14, 2022	By:	/s/ Anatoly Dritschilo
Anatoly Dritschilo, M.D.
Chief Executive Officer

November 14, 2022	By:	/s/ Michael Vander Hoek
Michael Vander Hoek Chief Financial Officer

