Form 10-Q
period 2023-03-31
Shuttle Pharmaceuticals Holdings, Inc.
filed 2023-05-25
CIK 1757499

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report UNDER Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2023

OR

☐	Transition Report UNDER Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________ to ______________

Commission file number 001-41488

SHUTTLE PHARMACEUTICALS HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	82-5089826
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

One Research Court, Suite 450

Rockville, Maryland 20850

(Address of principal executive offices) (Zip Code)

(240) 403-4212

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

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

The number of shares outstanding of the registrant’s common stock on May 25, 2023 was 13,804,787.

Shuttle Pharmaceuticals Holdings, Inc.

PART I. Financial Information

Item 1. Unaudited Condensed Consolidated Financial Statements

Shuttle Pharmaceuticals Holdings, Inc.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2023	2022
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$7,169,268	$8,417,203
Prepaid expenses	203,836	161,148
Marketable securities	2,991,771	-
Accrued interest income	7,023	-
Total current assets	10,371,898	8,578,351

Property and equipment, net	11,104	12,592
Other assets	13,686	6,480
Operating lease right-of-use asset	39,826	56,122
Total Assets	$10,436,514	$8,653,545

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued expenses	$447,474	$116,745
Accounts payable and accrued expenses related party	-	12,500
Accrued interest payable	116,051	-
Accrued interest payable - related parties	23,328	98,135
Notes payable to related parties	139,229	685,473
Convertible notes payable, net	617,639	-
Operating lease liability	44,633	62,823
Total Current Liabilities	1,388,354	975,676

Convertible notes payable non-current, net	751,692	-
Derivative liability	1,390,000	-
Total Liabilities	3,530,046	975,676

Stockholders’ Equity
Series A Convertible Preferred Stock, $0.00001 par value; $1,000 per share liquidation value; 20,000,000 shares authorized; no shares outstanding	-	-
Common stock, $0.00001 par value; 100,000,000 shares authorized; 13,654,127 and 13,603,129 shares issued and outstanding, respectively	137	136
Additional paid in capital	16,776,317	16,572,622
Accumulated deficit	(9,869,986)	(8,894,889)
Total Stockholders’ Equity	6,906,468	7,677,869
Total Liabilities and Stockholders’ Equity	$10,436,514	$8,653,545

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Shuttle Pharmaceuticals Holdings, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	March 31,
	2023	2022

Revenue	$-	$-

Operating expenses
Research and development, net of contract expense reimbursements	1,010,808	295,915
General and administrative	166,348	13,769
Legal and professional	367,624	328,712
Total operating expenses	1,544,780	638,396

Net loss from operations	(1,544,780)	(638,396)

Other income (expense)
Interest expense - related parties	(4,237)	(10,547)
Interest expense	(599,331)	(145,553)
Interest income	16,688	-
Finance fee	(104,245)	-
Change in fair value of derivative liability	1,241,000	39,650
Unrealized gain on marketable securities	38,062	-
Loss on settlement of convertible debt	(18,254)	-
Gain on forgiveness of Paycheck Protection Program note payable	-	73,007
Total other income (expense)	569,683	(43,443)

Loss before income taxes	(975,097)	(681,839)
Provision for income taxes	-	-
Net loss	$(975,097)	$(681,839)

Dividend on Series A Preferred Stock	-	(25,768)
Net loss attributable to common stockholders	$(975,097)	$(707,607)

Weighted average common shares outstanding - basic and diluted	13,635,994	9,312,170
Net loss per shares - basic and diluted	$(0.07)	$(0.07)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Shuttle Pharmaceuticals Holdings, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(Unaudited)

For the Three Months Ended March 31, 2023

	Series A Preferred Stock		Common Stock		Additional Paid in	Common Stock to be	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Issued	Deficit	Equity

Balance - December 31, 2022	-	$-	13,603,129	$136	$16,572,622	$-	$(8,894,889)	$7,677,869

Warrants issued for financing costs	-	-	-	-	99,543	-	-	99,543
Financing fees allocated to warrants	-	-	-	-	(8,727)	-	-	(8,727)
Common stock issued for conversion of accrued interest and principal	-	-	50,998	1	104,546	-	-	104,547
Stock- based compensation	-	-	-	-	8,333	-	-	8,333
Net loss	-	-	-	-	-	-	(975,097)	(975,097)
Balance - March 31, 2023	-	$-	13,654,127	$137	$16,776,317	$-	$(9,869,986)	$6,906,468

For the Three Months Ended March 31, 2022

	Series A Preferred Stock		Common Stock		Additional Paid in	Common Stock to be	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Issued	Deficit	(Deficit)
Balance - December 31, 2021	1,213	$-	9,312,152	$93	$4,150,867	$16,340	$(5,795,432)	$(1,628,132)

Warrants issued for financing costs	-	-	-	-	319,643	-	-	319,643
Common stock issued for conversion of accrued interest	-	-	839	-	16,340	(16,340)	-	-
Common stock issued for restricted stock units	-	-	5,104	-	-	-	-	-
Stock-based compensation	-	-	-	-	166,533	-	-	166,533
Dividends on Series A preferred stock	-	-	-	-	-	-	(25,768)	(25,768)
Net loss	-	-	-	-	-	-	(681,839)	(681,839)
Balance - March 31, 2022	1,213	$-	9,318,095	$93	$4,653,383	$-	$(6,503,039)	$(1,849,563)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Shuttle Pharmaceuticals Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(975,097)	$(681,839)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,488	1,450
Change in fair value of derivative liability	(1,241,000)	(39,652)
Amortization of debt discount and finance fees	567,297	129,568
Unrealized gain on marketable securities	(38,062)	-
Accrued interest settled with common stock	20,142	-
Loss on settlement of convertible debt	18,254	-
Gain on forgiveness of Paycheck Protection Program note payable	-	(73,007)
Stock-based compensation	8,333	166,533
Changes in operating assets and liabilities:
Accrued interest income	(7,023)	-
Prepaid expenses	(42,687)	(15,747)
Accounts payable and accrued expenses	330,729	(137,117)
Accounts payable and accrued expenses - related parties	(12,500)	-
Accrued interest payable	116,051	15,986
Accrued interest payable - related parties	(74,807)	10,547
Other assets	(7,206)	-
Change in operating lease asset and liability	(1,894)	(1,329)
Net Cash used in Operating Activities	(1,337,982)	(624,607)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in trading marketable securities	(2,953,709)	-
Net Cash used in Investing Activities	(2,953,709)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of note payable-related party	(546,244)	-
Proceeds from convertible note payable and warrants	3,935,000	525,715
Payment for finance costs related to convertible note payable	(345,000)	-
Net Cash provided by Financing Activities	3,043,756	525,715

Net change in cash and cash equivalents	(1,247,935)	(98,892)
Cash and cash equivalents, beginning of period	8,417,203	504,749
Cash and cash equivalents, end of period	$7,169,268	$405,857

Cash paid for:
Interest	$79,044	$-
Income taxes	$-	$-

Supplemental non-cash financing activities:
Common stock issued for conversion of accrued interest	$-	$16,340
Common stock issued for settlement of debt and interest	$104,547	$-
Warrants issued for financing fees	$99,543	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Shuttle Pharmaceuticals Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2023

Note 1 – Organization and Liquidity

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

The Company’s primary purpose is to develop and commercialize unique drugs for the sensitization of cancers and protection of normal tissues, with the goal of improving outcomes for cancer patients receiving radiation therapy. Shuttle has deployed its proprietary technology to develop novel cancer immunotherapies, producing a pipeline of selective HDAC inhibitors for cancer and immunotherapy applications. The Company’s HDAC platform is designed to target candidate molecules with potential roles in therapeutics beyond cancer, including autoimmune, inflammatory, metabolic, neurological and infectious diseases. The Company’s Ropidoxuridine product, which is used with radiation therapy to sensitize cancer cells, was funded by a Small Business Innovation Research (“SBIR”) contract provided by, the National Cancer Institute (“NCI”), a unit of the National Institutes of Health (“NIH”). Ropidoxuridine has been further developed though the Company’s collaborations with scientists at the University of Virginia for use in combination with proton therapy to improve patient survival. Historically, the Company has been working on developing products through NIH grants, including a product to predict late effects of radiation with metabolite biomarkers and develop prostate cancer cell lines in health disparities research.

The production and marketing of the Company’s products and its ongoing research and development activities will be and are subject to extensive regulation by numerous governmental authorities in the United States. Prior to marketing in the United States, any products or combination of products developed by the Company must undergo rigorous preclinical (animal) and clinical (human) testing and an extensive regulatory approval process implemented by the Food and Drug Administration (“FDA”) under the Food, Drug and Cosmetic Act. There can be no assurance that the Company will not encounter problems in clinical trials that will cause the Company or the FDA to delay or suspend clinical trials.

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

Liquidity

The Company has incurred losses since inception and a net loss of $975,097 during the three months ended March 31, 2023. However, in September 2022, the Company completed its initial public offering, selling equity in the Company, which generated net proceeds of $10,022,193. Additionally, in January 2023, the Company entered into a Convertible Note agreement with a principal value of $4,300,000 with an institutional investor, providing $3,590,000 in net proceeds. Consequently, the Company’s existing cash resources and the cash received from the equity offering are expected to provide sufficient funds to carry out the Company’s planned operations through the second half of 2024.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and notes required by accounting principles generally accepted in the United States of America for annual financial statements. A complete discussion of the Company’s significant accounting policies is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of March 31, 2023 and the results of operations and cash flows for the periods presented. The accompanying condensed consolidated financial statements of the Company have not been audited by the Company’s independent registered public accounting firm, except that the year-end condensed consolidated balance sheet was derived from audited financial statements. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and related notes thereto for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2023.

Basis of Consolidation

The financial statements have been prepared on a consolidated basis with those of the Company’s wholly-owned subsidiary, Shuttle Pharmaceuticals, Inc. All intercompany transactions and balances have been eliminated.

Reclassifications

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions. The Company bases its estimates and assumptions on current facts, historical experience, and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected. Significant estimates in the accompanying financial statements valuation of derivatives, and the valuation allowance on deferred tax assets.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks and money market funds with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. As of March 31, 2023 and December 31, 2022, cash and cash equivalents consisted of the following:

	March 31,	December 31,
	2023	2022
Cash	$6,107,873	$5,411,378
Money market funds	1,061,395	3,005,825
	$7,169,268	$8,417,203

Periodically, the Company may carry cash balances at financial institutions more than the federally insured limit of $250,000 per institution. The amount in excess of the FDIC insurance as of March 31, 2023, was approximately $6,667,000. The Company has not experienced losses on these accounts and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant.

Marketable Securities

Our investments in debt securities are carried at fair value. Investments in debt securities that are not classified as held-to-maturity are carried at fair value and classified as either trading or available-for-sale. Realized and unrealized gains and losses on trading debt securities are charged to income and unrealized gains and losses on available-for-sale debt securities are included in other comprehensive income or loss.

The marketable securities held by the Company, are classified as trading marketable securities, had an outstanding balance of $2,991,771, and $0 as of March 31, 2023 and December 31, 2022, respectively. During the three months ended March 31, 2023 and 2022, the Company recognized interest income of $12,889 and $0, and unrealized gains of $38,062 and $0, respectively.

Fair Value of Financial Instruments

The Company follows accounting guidelines on fair value measurements for financial instruments measured on a recurring basis, as well as for certain assets and liabilities that are initially recorded at their estimated fair values. Fair Value is defined as the exit price, or the amount that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants as the measurement date. The Company uses the following three-level hierarchy that maximizes the use of observable inputs and minimizes the use of unobservable inputs to value its financial instruments:

●	Level 1: Observable inputs such as unadjusted quoted prices in active markets for identical instruments.

●	Level 2: Quoted prices for similar instruments that are directly or indirectly observable in the marketplace.

●	Level 3: Significant unobservable inputs which are supported by little or no market activity and that are financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires a significant judgment or estimation.

Financial instruments measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires it to make judgments and consider factors specific to the asset or liability. The use of different assumptions and/or estimation methodologies may have a material effect on estimated fair values. Accordingly, the fair value estimates disclosed, or initial amounts recorded may not be indicative of the amount that the Company or holders of the instruments could realize in a current market exchange.

The carrying amounts of the Company’s financial instruments including cash and cash equivalents, prepaid expenses, accounts payable and accrued liabilities approximate fair value due to the short-term maturities of these instruments.

Set out below are the Company’s financial instruments that are required to be remeasured at fair value on a recurring basis and their fair value hierarchy as of March 31, 2023 (none for December 31, 2022):

March 31, 2023	Level 1	Level 2	Level 3	Carrying Value
Assets
Marketable securities:
United States Treasury Bonds	$2,991,771			$2,991,771
Liabilities
Derivative liabilities (Notes 6, 8)	$-	$-	$1,390,000	$1,390,000

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. We evaluate all of our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For our derivative financial instruments, the Company used a Monte Carlo valuation model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within twelve (12) months of the balance sheet date.

Research and Development Expenses

Research and development expenses are charged to expense as incurred. Research and development expenses include, but are not limited to, product development, clinical and regulatory expenses, payroll and other personnel expenses, materials, supplies, related subcontract expenses, and consulting costs. In September of 2022, TCG GreenChem, Inc. (“TCG GreenChem”) was contracted for process research, development and cGMP compliant manufacture of IPdR. The total project cost is $1,500,000 to be paid in four milestone payments. To date, the company has made two payments as follows; the first payment of $450,000 was paid during the quarter ended September 30, 2022, pursuant to which TCG GreenChem commenced work on the project, and the second milestone payment of $300,000 was paid during the three months ended March 31, 2023. The remaining two payments will be made following completion of the related milestones.

Regarding the accounting treatment for reimbursements, GAAP provides limited guidance on the accounting for government grants received by for-profit companies. We understand there is more than one acceptable alternative for the accounting treatment – a reduction of costs, a deferred credit to be amortized, revenue or other income. The Company has concluded that reimbursements are more akin to a reduction of costs and applies reimbursements against incurred research costs.

Net Loss Per Common Stock

Net loss per share of common stock requires presentation of basic earnings per share on the face of the statements of operations for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic earnings per share computation. In the accompanying financial statements, basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent share arrangements, stock options and warrants unless the result would be antidilutive.

The dilutive effect of restricted stock units subject to vesting and other share-based payment awards is calculated using the “treasury stock method,” which assumes that the “proceeds” from the exercise of these instruments are used to purchase common shares at the average market price for the period. The dilutive effect of convertible securities is calculated using the “if-converted method.” Under the if-converted method, securities are assumed to be converted at the beginning of the period, and the resulting common shares are included in the denominator of the diluted calculation for the entire period being presented.

For the three months ended March 31, 2023 and 2022, the following common stock equivalents were excluded from the computation of diluted net loss per share as the result of the computation was anti-dilutive.

	Three Months Ended
	March 31,
	2023	2022
Convertible notes	1,893,128	-
Series A preferred stock	-	97,062
Warrants	1,446,155	48,532
Restricted stock units	23,724	-
	3,363,007	145,594

Recent Accounting Pronouncements

The Company has considered all recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its financial statements. As new accounting pronouncements are issued, we will adopt those that are applicable under the circumstances.

Note 3 – Property and Equipment, Net

Property and equipment consisted of the following:

	March 31,	December 31,
	2023	2022
Office Furniture and equipment	$8,861	$8,861
Laboratory equipment	118,605	118,605
	127,466	127,466
Less accumulated depreciation	(116,362)	(114,874)
Property and equipment, net	$11,104	$12,592

Depreciation expense for the three months ended March 31, 2023 and 2022, were $1,488 and $1,450, respectively.

Note 4 – Leases

Operating lease right-of-use (“ROU”) assets and liabilities are recognized at the present value of the future lease payments as of the lease commencement date. The interest rate used to determine the present value is our incremental borrowing rate, estimated to be 10%, as the interest rate implicit in most of our leases is not readily determinable. Operating lease expense is recognized on a straight-line basis over the lease term.

The Company currently has a lease agreement which allows for the use of a laboratory facility for a monthly payment of $6,480. The laboratory lease commenced on October 1, 2018, with the first payment due January 1, 2019, and expires on October 31, 2023. A security deposit of $6,480 is being held for the duration of the lease term.

The following summarizes the right-of use asset and lease information for the Company’s operating lease:

	Three Months Ended
	March 31,
	2023	2022

Operating lease cost	$17,544	$17,544

Other information
Cash paid for operating cash flows from operating leases	$19,440	$18,873
Right-of-use assets obtained in exchange for new operating lease liability	$-	$-

Weighted-average remaining lease term — operating leases (year)	0.56	1.56
Weighted-average discount rate — operating leases	10%	10%

Future non-cancelable minimum lease payments under the operating lease liability as of March 31, 2023, are as follows:

Year Ended December 31,	Total
2023 (remaining nine months)	$45,360
Thereafter	-
Total future minimum lease payments	45,360
Less: imputed interest	(727)
Operating lease liability	$44,633

The Company entered into a new lease agreement for a new office and laboratory space on February 16, 2023, with base rent of $7,206 per month for a period of 64 months, which increases at the rate of 3% per year, with a target commencement date of June 1, 2023. A deposit of $7,206 is being held for the duration of the agreement.

Note 5 – Notes Payable-Related Party

On December 1, 2020, the Company consolidated all of the outstanding loans owed to an officer of the Company and to his spouse, resulting in the following two loans: (i) a single loan from the spouse of an officer of the Company, dated December 1, 2020, with a principal balance of $426,243, bearing interest at the rate of 7.5% per annum, with a maturity date of December 31, 2021; and (ii) a single loan owed to an officer of the Company in the principal amount of $139,229, bearing interest at the rate of 7.5% per annum, with a maturity date of December 31, 2021. In December of 2021 the maturity dates of these loans were further extended to June 30, 2022. In July of 2022, the notes were extended to June 30, 2023. During the period ended March 31, 2023, the consolidated loan from the spouse of an officer, with a principal balance of $426,243 and total accrued interest of $64,917 was fully settled in cash. As a result, as of March 31, 2023, the remaining note payable balance was $162,557 including $139,229 in principal and $23,328 in accrued interest.

On June 21, 2021, the Company entered into a loan from the spouse of an officer of the Company in the amount of $120,000 (principal) with an interest rate of 7.5% per annum due June 21, 2022, due at maturity. In July of 2022 the notes were extended to June 30, 2023. During the period ended March 31, 2023, the loan was fully settled in cash for $134,128, including $120,000 of principal and $14,128 of accrued interest.

Note 6 – Convertible Notes and Notes Payable

Alto Opportunity Master Fund, SPC

On January 11, 2023, the Company entered into a securities purchase agreement (the “SPA”) with Alto Opportunity Master Fund, SPC – Segregated Master Portfolio B, a Cayman entity (the “Investor”), pursuant to which the Company sold to the Investor a $4,300,000 convertible note (the “Alto Convertible Note”) and warrant (the “Warrant”) to purchase 1,018,079 shares of common stock, in exchange for gross proceeds of $3,935,000 million (the “Investment Amount”). The Alto Convertible Note matures on Mach 11, 2025, but may be extended at the option of the noteholder. The Alto Convertible Note amortizes on a monthly basis and the Company can make such monthly amortization payments in cash or, subject to certain equity conditions, in registered shares of Common Stock or a combination thereof. Installments may be deferred by the noteholder, resulting in a variable interest rate. However, the effective interest rate is approximately 250% based on the internal rate of return calculated on a series of cash flow that occur at regular intervals. For equity repayment, the Alto Convertible Note is convertible into shares of Common Stock at price per share equal to the lower of (i) $2.35 (ii) 90% of the three lowest daily VWAPs of the 15 trading days prior to the payment date or (iii) 90% of the VWAP of the trading day prior to payment date. The noteholder may convert at any time at a fixed price of $2.35 per share. The noteholder has an acceleration of installment amount conversion option (the “Acceleration Option”), whereby the noteholder with certain share percentage limitations, can convert to common stock any outstanding installment amount at an amount equal to the installment amount plus five times (5x) the installment amount at any time. The Company has determined the Acceleration Option is an embedded derivative within the host instrument and has bifurcated it from the host instrument and recorded as a derivative liability valued at $1,442,000, using a Monte Carlo simulation model (Note 8). The Convertible Note is repayable over 26 months and bears interest at the rate of 5% per annum. Additionally, the note contains certain redemption options and “Make Whole” provisions.

In conjunction with entry into the SPA, the Company entered into a series of related agreements, including a security agreement (the “Security Agreement”), an intellectual property security agreement (the “IP Security Agreement”) and a subsidiary guaranty (the “Subsidiary Guaranty”). The security agreements and guaranty allow, among other things, for the Investor to have a security interest in and place a lien on all of the Company’s assets and intellectual property until such time as the Note is paid off. In addition, the SPA called for the Company to enter into a springing deposit account control agreement (the “Springing DACA”), which would allow the Investor to assume control of the Company’s bank account exclusively with regard to any funds remaining outstanding and collect on any remaining amounts owed to the Investor under Convertible Note through such bank account in the event the Company defaults on repayment. As such, the Company established a separate bank account in which it deposited the Investment Amount and pursuant to which the Company, the Investor and the bank holding the Investment Amount entered into the Springing DACA agreement.

Boustead Securities, LLC (“Boustead”) served as a placement agent for the Convertible Note and Warrant offering and received $345,000 cash compensation and a warrant to purchase 71,266 shares of Common Stock, exercisable at $2.35 per share. The warrant was determined to be an equity instrument valued on a non-recurring basis. The Company used the Black Scholes valuation model using a term of 5 years, volatility of 110%, a risk free rate of 3.53% for a value of $99,543.

The Company allocated the finance costs related to the Boustead placement agent fee of $345,000, based on the relative fair market values of the convertible note and warrants issued. The allocation of the financing costs applied $232,027 to the debt component as a debt discount that is being amortized to interest expense over the term of the Convertible Note, $104,245 to the warrant derivative liability component, expensed in finance fee, and $8,727 to the equity warrant as a reduction in additional paid in capital.

The Company allocated the original discount of $300,000, legal fees of $65,000, $215,000 for additional interest fees on day 1 added to note principal, $1,442,000 for the accelerated conversion feature, and $1,288,543 for the fair value of warrants, to the debt component resulting in an additional $3,310,543 debt discount that is being amortized to interest expense over the term of the Convertible Note.

During the three months ended March 31, 2023, the Company recorded interest expense of $599,331, which included amortization of debt discount of $463,052 as interest expense and repaid $20,142 of accrued interest and $66,150 of principal.

Note 7 – Stockholders’ Equity

Common Stock

During the three months ended March 31, 2023, the Company issued 50,998 shares of Common Stock to settle $66,150 of principal and $20,142 of interest on a convertible note and incurred $18,254 of loss on settlement.

Warrants

In connection with the January 2023 Alto Convertible Note, Boustead was granted warrants to purchase 71,266 shares of common stock, at an exercise price of $2.35 per share (Note 6).

A summary of activity regarding all warrants issued for the three months ended March 31, 2023, were as follows:

	Number of	Weighted Average	Weighted Average
	warrants	Exercise Price	Life (years)
Outstanding, December 31, 2022	356,810	$3.92	2.79
Granted	1,089,345	$2.35	4.00
Outstanding, March 31, 2023	1,446,155	$2.74	3.48

The intrinsic value of the warrants as of March 31, 2023 is $0. All of the outstanding warrants are exercisable as of March 31, 2023.

Equity Incentive Plan

Our 2018 Equity Incentive Plan (the “2018 Plan”) provides for equity incentives to be granted to our employees, executive officers or directors and to key advisers and consultants. Equity incentives may be in the form of stock options with an exercise price of not less than the fair market value of the underlying shares as determined pursuant to the 2018 Equity Incentive Plan, restricted stock awards, other stock-based awards, or any combination of the foregoing. The 2018 Equity Incentive Plan is administered by the Company’s compensation committee. We have reserved 3,000,000 shares of our common stock for issuance under the 2018 Equity Incentive Plan. As of March 31, 2023, 418,854 shares have been granted under the 2018 Equity Incentive Plan.

Restricted Stock Units

We may grant restricted stock units (“RSU”) under our 2018 Plan. Restricted stock units are bookkeeping entries representing an amount equal to the fair market value of one share of our common stock. Subject to the provisions of our 2018 Plan, the administrator determines the terms and conditions of restricted stock units, including the vesting criteria and the form and timing of payment. Notwithstanding the foregoing, the administrator, in its sole discretion, may accelerate the time at which any restrictions will lapse or be removed.

On August 16, 2019, five individuals were appointed to the Board of Directors of the Company to serve as directors. Each individual entered into an agreement outlining the terms of their service as a director and pursuant to which they would each receive a grant of $75,000 worth of restricted stock units issuable under the Company’s 2018 Equity Incentive Plan. The RSUs vested annually in one third increments from the date of appointment. Under the terms of the director agreements, the Company has also agreed to pay each director $25,000 per annum, payable in equal quarterly installments commencing 90 days following the Company becoming a publicly reporting company under the Securities Exchange Act of 1934, as amended.

During the three months ended March 31, 2023 and 2022, pursuant to the agreements with directors and officers, compensation expense for the RSUs of $8,333 and $166,533 was included in compensation, respectively.

As of March 31, 2023, there was $52,778 of RSU unrecognized compensation cost related to non-vested share-based compensation arrangements which is expected to be recognized by the end of December 31, 2024.

A summary of activity regarding the Restricted Stock Units issued follows:

	Number of RSUs	Weighted Average Grant Date Fair Value Per RSU
Outstanding, December 31, 2022	99,273	$15.06
Vested	(75,549)	-
Outstanding, March 31, 2023	23,724	$2.81

Note 8 – Derivative Liabilities

Fair Value Assumptions Used in Accounting for Derivative Liabilities

ASC 815 requires us to assess the fair market value of derivative liabilities at the end of each reporting period and recognize any change in the fair market value as other income or expense.

In January 2023, in connection with the Alto Convertible Note, the Company issued warrants to purchase 1,018,079 shares of Common Stock at an exercise price of $2.35 per share, valued at $1,189,000. The Company determined our derivative liabilities from the warrants issued for the Alto convertible note do not satisfy the classification as equity instruments due to the existence of certain net cash settlement and down round provisions that are not within the sole control of the Company. Conversion and exercise prices may be lowered if the Company issues securities at lower prices in the future.

The Company determined our derivative liability from the noteholder’s Acceleration Option for the Alto Convertible Note is not clearly and closely related to the host, and accounted for it as a bifurcated derivative liability.

We classified these derivative liabilities as a Level 3 fair value measurement and used the Monte Carlo pricing model to calculate the fair value as of January 11, 2023 ($2,631,000 included in debt discount) and March 31, 2023 ($1,390,000). Key inputs for the simulation are summarized below. The Monte Carlo simulation uses an implied VWAP for the 1/11/23 valuation date. The implied VWAP was backsolved by setting the summation of the parts (e.g. derivatives and debt without derivatives) equal to the cash proceeds. The simulation was then iterated and manipulated to solve for the implied share price, which was approximately $1.58/share (or an approximate 14% discount to the quoted market VWAP on 1/11/23).

In a simulation, the starting VWAP (in this case, the $1.58) is the basis for the rest of the share price analysis. The share price is then grown at the risk-free rate (e.g. this analysis is performed in a risk-neutral framework) but with volatility applied to the simulated price. Our analysis simulates the random walk of the daily equity VWAP within the volatility, time, and growth rate parameters. The simulation produces a future value conclusion, which is then discounted back at the appropriate discount rate.

The Backsolve method was used for the 1/11/23 measurement because it was determined that the $1.84 VWAP quoted price was not market. This was determined after the initial conclusions were deemed unreasonable because of the low debt value produced by the $1.84 starting price. It was assumed that the only reasonable indication of a true market price was the convertible debt. Therefore, we had to backsolve for the implied price using the debt value. Changes to these inputs could produce a significantly higher or lower fair value measurement.

The key inputs for the Monte Carlo simulation on January 11, 2023 and March 31, 2023, were as follows:

Net cash settlement and down round inputs - warrants

Key Valuation Inputs	January 11, 2023
Annualized volatility	92.5% - 147.3%
Risk-free interest rate	3.78% - 4.73%
Implied VWAP *	$1.58
Dividend yield	0%
Exercise price	$2.35
Probability of fundamental transaction	5% - 25%
Date of fundamental transaction	1 year to 4 years

*	Based on a Monte Carlo simulation analysis of 75,000 iterations

Key Valuation Inputs	March 31, 2023
Annualized volatility	86.1% - 135.2%
Risk-free interest rate	3.73% - 4.64%
Implied VWAP *	$1.31
Dividend yield	0%
Exercise price	$2.35
Probability of fundamental transaction	5% - 25%
Date of fundamental transaction	1 year to 3.79 years

*	Based on a Monte Carlo simulation analysis of 75,000 iterations

Acceleration Option feature inputs

Key Valuation Inputs	January 11, 2023
Discount rate	55% - 65%
Risk-free interest rate	3.90% - 4.84%
Implied VWAP *	$1.58
Date of acceleration	0.1 year to 2 years

*	Based on a Monte Carlo simulation analysis of 75,000 iterations

Key Valuation Inputs	March 31, 2023
Discount rate	55% - 65%
Risk-free interest rate	3.73% - 4.64%
Implied VWAP	$1.31
Discount	19%
Date of acceleration	0.3 year to 2 years

*	Based on a Monte Carlo simulation analysis of 75,000 iterations

The following table summarizes the changes in the derivative liabilities during the three months ended March 31, 2023 and 2022:

Fair Value Measurements Using Significant Observable Inputs (Level 3)
Balance - December 31, 2022	$-
Addition of new derivatives recognized as debt discounts for warrants	1,189,000
Addition of new derivatives recognized as debt discounts for Acceleration Option	1,442,000
Gain on change in fair value of the derivative	(1,241,000)
Balance - March 31, 2023	$1,390,000

Fair Value Measurements Using Significant Observable Inputs (Level 3)
Balance - December 31, 2021	$94,025
Gain on change in fair value of the derivative	(39,650)
Balance - March 31, 2022	$54,375

Note 9 – Subsequent Events

Management evaluated all additional events subsequent to the balance sheet date through the date the unaudited interim condensed consolidated financial statements were issued and determined that the following items were required to be disclosed.

On April 19, 2023, the Company issued 150,660 shares of common stock to settle $110,250 of principal and $58,021 of accrued interest at a conversion price of $1.1169 on a convertible note held by Alto Opportunity Master Fund, SPC – Segregated Master Portfolio B (“Alto”).

On May 10, 2023, in order to clarify certain portions of the SPA, originally dated January 11, 2023, between the Company, its subsidiary, Shuttle Pharmaceuticals, Inc. (“Shuttle Pharma”) and Alto, in its capacity as the registered holder of a $4.3 million convertible note and warrant to purchase 1,018,079 shares of common stock issued by the Company, the Company entered into an amendment agreement (the “Amendment Agreement”) with Alto. Under the Amendment Agreement, the Company, Shuttle Pharma and Alto amended the transaction documents related to the Alto Convertible Note and Warrant as follows: (i) amended and restated Section 2 of the Alto Warrant so as to remove a provision that would have potentially required an adjustment to the number of warrant shares exercisable under the Warrant, (ii) stipulated that the Company would obtain majority shareholder approval to issue up to an additional $10 million in convertible notes (the “Subsequent Notes”) and warrants (the “Subsequent Warrants”) equal to 42.5% of the outstanding principal value of the Subsequent Notes, which Subsequent Notes and Subsequent Warrants would be sold to Alto on substantially the same terms as the existing Alto Note and Alto Warrant (each as amended by the Amendment Agreement) and upon conversion and/or exercise would cause the potential issuance of in excess of 19.9% of the Company’s issued and outstanding stock, (iii) that, upon obtaining majority stockholder approval, the Company would file a Schedule 14C related to such potential issuance of the shares of common stock related to the potential sale of the Subsequent Notes and Subsequent Warrants to Alto within 30 calendar days of entry into the Amendment Agreement, and (iv) stipulated that Alto would release $1,500,000 in cash collateral to the Company, with $1,000,000 to be released to the Company immediately upon singing of the Amendment Agreement and $500,000 to be released upon the Company’s filing of the Schedule 14C. The Company obtained majority stockholder consent to the potential sale of the Subsequent Notes and Subsequent Warrants to Alto in advance of entry into the Amendment Agreement.

On May 8, 2023, the Company received notice that Shuttle Pharma’s U.S. Patent Application No. 16/475,999 had been approved by the U.S. Patent and Trademark Office (“USPTO”) and that Shuttle Pharma will be issued U.S. Patent No. 11,654,157, “Methods And Compositions For Cancer Therapies That Include Delivery Of Halogenated Thymidines And Thymidine Phosphorylase Inhibitors In Combination With Radiation.” The USPTO will issue the patent on May 23, 2023, after which time the patent will be downloadable from the USPTO’s website.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (the “MD&A”) should be read in conjunction with our financial statements and the related notes thereto included elsewhere in this quarterly report. The MD&A contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future-tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements in this quarterly report. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors.

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

Results of Operations

Comparison of the three months ended March 31 2023 and 2022

The following table summarizes the results of our operations:

	Three Months Ended
	March 31,
	2023	2022	Change	%
Revenue	$-	$-	$-	-
Operating expenses:
Research and development	1,010,808	295,915	714,893	242%
General and administrative	166,348	13,769	152,579	1,108%
Legal and professional	367,624	328,712	38,912	12%
Total operating expenses	1,544,780	638,396	906,384	142%
Other income (expense):
Interest expense - related party	(4,237)	(10,547)	6,310	(60%)
Interest expense	(599,331)	(145,553)	(453,778)	312%
Interest income	16,688	-	16,688	-
Finance fee	(104,245)	-	(104,245)	-
Change in fair value of derivative liability	1,241,000	39,650	1,201,350	3,030%
Unrealized gain on marketable securities	38,062	-	38,062	-
Loss on settlement of convertible debt	(18,254)	-	(18,254)	-
Gain on forgiveness of Paycheck Protection Program note payable	-	73,007	(73,007)	(100%)
Total other expense	569,683	(43,443)	613,126	(1411%)
Net loss	$975,097	$681,839	$293,258	43%

Research and Development. Research and development (“R&D”) expense was $1,010,808 for the three months ended March 31, 2023, as compared to $295,915 for three months ended March 31, 2022. The increase of $714,893, or 242%, is primarily related to the Company increasing R&D spending as a result of funding received from the Company’s public offering in the fourth quarter of fiscal 2022 and the convertible note issued during the period ended March 31, 2023. The increased expenses also included the second milestone payment of $300,000 made to TCG GreenChem for IPdR related work.

Compensation related expenses were $649,366 in the three months ended March 31, 2023 as compared to $264,183 in the three months ended March 31, 2022. Compensation related expenses decreased from 89% of total R&D in the three months ended March 31, 2022 to 64% for the three months ended March 31, 2023. Subcontract work made up 0% of total R&D expenses in the three months ended March 31, 2022 and 33% of total R&D expenses during the three months ended March 31, 2023. All other R&D expenses were inconsequential.

General and Administrative Expenses. General and Administrative expenses in the three months ended March 31, 2023 increased by $152,579, or 1,108%, from $13,769 in 2022 to $166,348 in 2023 primarily due to increases in insurance of $35,975, director fees of $37,500 and corporate filing fees of $30,850.

Legal and Professional Expenses. During the three months ended March 31, 2023, legal and professional expenses increased by $38,912 or 12%. The increase in legal and professional fees was primarily due to increases in our expenses related to obtaining financing.

Other Income (Expense). Other income was $569,683 for the three months ended March 31, 2023, which consisted of $599,331 in interest expense on convertible loans, $4,237 in interest expense on related party loans, interest income of $16,688, finance fee on convertible loans of $104,245, loss on settlement of convertible debt of $18,254, unrealized gain on marketable securities of $38,062, and a gain on change in fair value of derivative liability of $1,241,000. Other expense was $43,443 for the three months ended March 31, 2022, which consisted of $145,553 in interest expense, $10,547 in interest expense on related party loans and gains on change in warrant liability of $39,650 and forgiveness of Paycheck Protection Program of $73,007.

Liquidity and Capital Resources

Our capital needs to date have been met by funds raised through our initial public offering and a subsequent convertible note offering, private placement offerings of our securities, as well as through contributions from existing stockholders and SBIR contracts and other grants. In the three months ended March 31, 2023, we raised a net total of $3,590,000 after finder’s fees through the sale of convertible notes. In the year ended December 31, 2022, we raised a total of $10,672,908 through the sale of shares of common stock, convertible notes, and warrants. In addition, since inception, we have received a total of $5,531,722 in SBIR contracts and other grants received primarily through the National Institutes of Health.

We believe that we will continue to expend substantial resources for the foreseeable future in relation to completion of clinical development and regulatory preparedness of our product candidates, preparations for a commercial launch of our product candidates, if approved, and development of any other current or future product candidates we may choose to develop. These expenditures will include costs associated with research and development, conducting preclinical studies and clinical trials, obtaining marketing approvals, and, if we are not able to enter into planned collaborations, manufacturing and supply as well as marketing and selling any products approved for sale. In addition, other unanticipated costs may arise. Because the outcome of any drug development process is highly uncertain, we cannot reasonably estimate the actual amounts necessary to complete the development and commercialization of our current product candidates, if approved, or future product candidates, if any.

There can be no assurance that additional financing will be available to us when needed, on favorable terms or otherwise. Moreover, any such additional financing may dilute the interests of existing stockholders. The absence of additional financing, when needed, could cause us to delay implementation of our business plan in whole or in part, curtail our business activities and seriously harm our business and our prospects.

Balance Sheet Data:

	March 31,	December 31,
	2023	2022	Change	%
Current assets	$10,371,898	$8,578,351	$1,793,547	21%
Current liabilities	1,388,354	975,676	412,678	42%
Working capital (deficiency)	$8,983,544	$7,602,675	$1,380,869	18%

As of March 31, 2023, total current assets were $10,371,898 and total current liabilities were $1,388,354, resulting in working capital of $8,983,544. As of December 31, 2022, total current assets were $8,578,351 and total current liabilities were $975,676, resulting in a working capital of $7,602,675. The current assets primarily resulted from $3,590,000 net cash received from the issuance of a convertible note payable and $625,288 repaid for a related party note and accrued interest, for net cash provided by issuance and settlement of notes for the period of $2,964,712. Additionally, we continued progress on our R&D programs during the period ended March 31, 2023. The increase in current liabilities is primarily due to the current portion of the new $4,300,000 convertible note which is $641,396 and an increase in accounts payable offset by the reduction of $625,288 in related party notes payable and accrued interest.

Cash Flows from Operating Activities

	Three Months Ended
	March 31,
	2023	2022	Change	%
Cash used in operating activities	$(1,337,982)	$(624,607)	$(713,374)	114%
Cash used in investing activities	$(2,953,709)	$-	$(2,953,709)	(100%)
Cash provided by financing activities	$3,043,756	$525,715	$2,518,041	479%
Cash on hand	$7,169,268	$405,857	$6,763,412	1666%

To date, we have not generated positive cash flows from operating activities. For the three months ended March 31, 2023, net cash flows used in operating activities was $1,337,982, consisting of a net loss of $975,097, increased by a gain on change in derivative liability of $1,241,000, offset by amortization of debt discount of $567,297, and further reduced by a net change in working capital of $300,663. For the three months ended March 31, 2022, net cash flows used in operating activities was $624,607, consisting of a net loss of $681,839, reduced by depreciation expense of $1,450, gain on change in warranty liability of $39,652 amortization of right of use assets of $14,598, amortization of debt discount of $129,568, stock-based compensation of $166,533, gain on forgiveness of the PPP of loan of $73,007 and a net change in working capital of $142,258.

Cash Flows from Investing Activities

For the three months ended March 31, 2023, we invested in trading marketable securities for $2,953,709 and for the three months ended March 31, 2022 we had no investing activities.

Cash Flows from Financing Activities

For the three months ended March 31, 2023, we received a net of $3,590,000 from the sale and issuance of convertible notes payable and warrants and repaid $546,244 in related party notes payable. For the three months ended March 31, 2022, we received $525,715 from the issuance of convertible notes payable.

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

Our most critical accounting policies and estimates relate to the following:

●	Research and Development Expenses
●	Operating Lease Accounting
●	Fair Value of Financial Instruments
●	Income Taxes

Research and Development

Research and development expenses are expensed as incurred and have historically been offset by contract receivable payments from an NIH SBIR contract that has supported our scientific research. This is stated in the financials as research and development-net of contract expense reimbursements.

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

Fair Value of Financial Instruments

We evaluate all of our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For derivative financial instruments that are accounted for as equity, the derivative instrument is initially recorded at its fair value and recorded to additional paid in capital. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period.

For our derivative financial instruments classified as a liability, the Company used a Monte Carlo valuation model to value the derivative instruments at inception and on subsequent valuation dates. For our derivative financial instruments classified as equity, the Company used a Black Scholes valuation model, to calculate the fair value on issuance date, without revaluation.

The use of Monte Carlo and Black Scholes valuation models require key inputs, some of which are based on estimates and judgements by management and/or external consultants. Any change to these key inputs could produce significantly higher or lower fair value measurements.

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

In the preparation of our Quarterly Report on Form 10-Q for the period ended March 31, 2023, we have identified deficiencies in our internal controls over financial reporting related to the following financial reporting areas to be material weaknesses: accounting policy and documentation of management’s contemplation of the accounting treatment and implications over significant unusual transactions, and adequate controls over financials statement close process and financial reporting reviews. Based on this evaluation, as a result of our material weaknesses on internal controls over financial reporting, management concluded that our disclosure controls and procedures were not effective as of March 31, 2023.

Changes in Internal Controls

In connection with our continued monitoring and maintenance of our controls procedures as part of the implementation of Section 404 of the Sarbanes-Oxley Act, we continue to review and improve the effectiveness of our internal controls. The following changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period ending March 31, 2023 or subsequent to the date the Company completed its evaluation, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting were:

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

(5)	Segregation of approval and review of financial transactions.

Management will continue to monitor and evaluate the effectiveness of our internal controls and procedures over financial reporting on an ongoing basis and are committed to taking further action and implementing additional improvements as necessary.

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

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

Item 6. Exhibits

The following exhibits are filed or furnished with this report:

Exhibit No.	Description of Exhibit
4.1	Form of Convertible Note, dated January 11, 2023, issued by Shuttle Pharmaceuticals Holdings, Inc. to Alto Capital Master Fund, SPC – Segregated Master Portfolio B (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed January 12, 2023).
4.2	Form of Warrant, dated January 11, 2023, issued by Shuttle Pharmaceuticals Holdings, Inc. to Alto Capital Master Fund, SPC – Segregated Master Portfolio B (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed January 12, 2023).
10.1	Form of Securities Purchase Agreement, dated January 11, 2023, between Shuttle Pharmaceuticals Holdings, Inc., Shuttle Pharmaceuticals, Inc. and Alto Capital Master Fund, SPC – Segregated Master Portfolio B (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed January 12, 2023).
10.2	Form of Security Agreement, dated January 11, 2023 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed January 12, 20230.
10.3	Form of Intellectual Property Security Agreement, dated January 11, 2023 (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed January 12, 2023).
10.4	Form of Subsidiary Guaranty, dated January 11, 2023 (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed January 12, 2023)
10.5	Form of Registration Rights Agreement, dated January 11, 2023, between Shuttle Pharmaceuticals Holdings, Inc. Shuttle Pharmaceuticals, Inc. and Alto Capital Master Fund, SPC – Segregated Master Portfolio B (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed January 12, 2023).
10.6	Research Agreement, dated March 16, 2023, between Shuttle Pharmaceuticals, Inc. and Georgetown University (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed March 22, 2023 ).
10.7	Material Transfer Agreement, dated March 21, 2023, between Shuttle Pharmaceuticals, Inc. and Georgetown University (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed March 22, 2023 ).
10.8	Amendment Agreement, dated May 10, 2023, between Shuttle Pharmaceuticals Holdings, Inc., Shuttle Pharmaceuticals, Inc. and Alto Capital Master Fund, SPC – Segregated Master Portfolio B (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed May 12, 2023).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Schema Document
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Definition Linkbase Data
101.LAB	Inline XBRL Taxonomy Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

**Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHUTTLE PHARMACEUTICALS HOLDINGS, INC.

May 25, 2023	By:	/s/ Anatoly Dritschilo
Anatoly Dritschilo, M.D.
Chief Executive Officer

May 25, 2023	By:	/s/ Michael Vander Hoek
Michael Vander Hoek Chief Financial Officer

