Form 10-Q
period 2023-06-30
Shuttle Pharmaceuticals Holdings, Inc.
filed 2023-08-14
CIK 1757499

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report UNDER Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2023

OR

☐	Transition Report UNDER Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________ to ______________

Commission File Number: 001-41488

SHUTTLE PHARMACEUTICALS HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	82-5089826
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

401 Professional Drive, Suite 260

Gaithersburg, MD 20879

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

Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock on August 14, 2023 was 15,733,165

Shuttle Pharmaceuticals Holdings, Inc.

Form 10-Q

For the Quarterly Period Ended June 30, 2023

PART I. Financial Information

Item 1. Unaudited Condensed Consolidated Financial Statements

Shuttle Pharmaceuticals Holdings, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2023	2022
Assets
Current assets
Cash and cash equivalents	$5,446,786	$8,417,203
Prepaid expenses	78,949	161,148
Marketable securities	2,904,177	-
Accrued interest income	6,950	-
Other assets	6,480	-
Total current assets	8,443,342	8,578,351

Property and equipment, net	9,622	12,592
Other assets	-	6,480
Operating lease right-of-use asset	384,137	56,122
Total Assets	$8,837,101	$8,653,545

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued expenses	$88,741	$116,745
Accounts payable and accrued expenses related party	-	12,500
Accrued interest payable	75,511	-
Accrued interest payable – related parties	-	98,135
Notes payable to related parties	-	685,473
Convertible notes payable, net	268,396	-
Operating lease liability	61,034	62,823
Total Current Liabilities	493,682	975,676

Convertible notes payable non-current, net	122,309	-
Derivative liabilities	955,725	-
Operating lease liability non-current	329,774	-
Total Liabilities	1,901,490	975,676

Stockholders’ Equity
Series A Convertible Preferred Stock, $0.00001 par value; $1,000 per share liquidation value; 20,000,000 shares authorized; no shares outstanding	-	-
Common stock, $0.00001 par value; 100,000,000 shares authorized; 15,482,038 and 13,603,129 shares issued and outstanding, respectively	155	136
Additional paid in capital	18,989,813	16,572,622
Accumulated deficit	(12,054,357)	(8,894,889)
Total Stockholders’ Equity	6,935,611	7,677,869
Total Liabilities and Stockholders’ Equity	$8,837,101	$8,653,545

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Shuttle Pharmaceuticals Holdings, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

Revenue	$-	$-	$-	$-

Operating expenses
Research and development, net of contract expense reimbursements	933,373	83,868	1,944,181	379,783
General and administrative	115,571	9,078	281,918	22,847
Legal and professional	416,688	260,680	784,312	589,392
Total operating expenses	1,465,632	353,626	3,010,411	992,022

Net loss from operations	(1,465,632)	(353,626)	(3,010,411)	(992,022)

Other income (expense)
Interest expense – related parties	(2,588)	(14,836)	(6,825)	(25,383)
Interest expense	(729,351)	(170,391)	(1,328,682)	(315,944)
Interest income	19,267	-	35,955	-
Finance fee	-	-	(104,245)	-
Change in fair value of derivative liabilities	434,275	(58,422)	1,675,275	(18,772)
Gain on sale of marketable securities	1,744	-	1,744	-
Change in fair value on marketable securities	(26,534)	-	11,528	-
Loss on settlement of convertible debt	(415,553)	-	(433,807)	-
Gain on forgiveness of Paycheck Protection Program note payable	-	-	-	73,007
Total other income (expense)	(718,740)	(243,649)	(149,057)	(287,092)

Net loss	$(2,184,372)	$(597,275)	$(3,159,468)	$(1,279,114)

Dividend on Series A Preferred Stock	-	(25,768)	-	(51,536)
Net loss attributable to common stockholders	$(2,184,372)	$(623,043)	$(3,159,468)	$(1,330,650)

Weighted average common shares outstanding – basic and diluted	14,261,313	9,312,991	13,950,355	9,291,526
Net loss per shares – basic and diluted	$(0.15)	$(0.06)	$(0.23)	$(0.14)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Shuttle Pharmaceuticals Holdings, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(Unaudited)

For the Three and Six Months Ended June 30, 2023

	Series A Preferred Stock		Common Stock		Additional Paid in	Common Stock to be	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Issued	Deficit	Equity

Balance – December 31, 2022	-	$-	13,603,129	$136	$16,572,622	$-	$(8,894,889)	$7,677,869

Warrants issued for financing costs	-	-	-	-	99,543	-	-	99,543
Financing fees allocated to warrants	-	-	-	-	(8,727)	-	-	(8,727)
Common stock issued for conversion of accrued interest and principal	-	-	50,998	1	104,546	-	-	104,547
Stock-based compensation	-	-	-	-	8,333	-	-	8,333
Net loss	-	-	-	-	-	-	(975,097)	(975,097)
Balance – March 31, 2023	-	-	13,654,127	137	16,776,317	-	(9,869,986)	6,906,468

Common stock issued for conversion of accrued interest and principal	-	-	1,827,911	18	2,163,974	-	-	2,163,992
Stock-based compensation	-	-	-	-	49,522	-	-	49,522
Net loss	-	-	-	-	-	-	(2,184,372)	(2,184,372)
Balance – June 30, 2023	-	$-	15,482,038	$155	$18,989,813	$-	$(12,054,357)	$6,935,611

For the Three and Six Months Ended June 30, 2022

	Series A Preferred Stock		Common Stock		Additional Paid in	Common Stock to be	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Issued	Deficit	Deficit

Balance – December 31, 2021	1,213	$-	9,312,152	$93	$4,150,867	$16,340	$(5,795,432)	$(1,628,132)

Warrants issued for financing costs	-	-	-	-	319,643	-	-	319,643
Common stock issued for conversion of accrued interest	-	-	839	-	16,340	(16,340)	-	-
Common stock issued for restricted stock units	-	-	5,104	-	-	-	-	-
Stock based compensation	-	-	-	-	166,533	-	-	166,533
Dividends on Series A preferred stock	-	-	-	-	-	-	(25,768)	(25,768)
Net loss	-	-	-	-	-	-	(681,839)	(681,839)
Balance – March 31, 2022	1,213	-	9,318,095	93	4,653,383	-	(6,503,039)	(1,849,563)

Warrants issued for financing costs	-	-	-	-	-	-	-	-
Common stock issued for restricted stock units	-	-	5,104	-	-	-	-	-
Stock based compensation	-	-	-	-	166,533	-	-	166,533
Dividends on Series A preferred stock	-	-	-	-	-	-	(25,768)	(25,768)
Net loss	-	-	-	-	-		(597,275)	(597,275)
Balance – June 30, 2022	1,213	$-	9,323,199	$93	$4,819,916	$-	$(7,126,082)	$(2,306,073)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Shuttle Pharmaceuticals Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,159,468)	$(1,279,114)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,970	2,899
Change in fair value of derivative liabilities	(1,675,275)	18,772
Amortization of debt discount and finance fees	1,116,422	278,531
Gain on marketable securities	(1,744)	-
Change in fair value of marketable securities	(11,528)	-
Accrued interest settled with common stock	240,831	-
Loss on settlement of convertible debt	433,807	-
Gain on forgiveness of Paycheck Protection Program note payable	-	(73,007)
Stock-based compensation	57,855	333,066
Changes in operating assets and liabilities:
Accrued interest income	(6,950)	-
Prepaid expenses	82,199	(8,649)
Accounts payable and accrued expenses	(28,004)	(312,527)
Accounts payable and accrued expenses – related parties	(12,500)	-
Accrued interest payable	75,511	37,276
Accrued interest payable – related parties	(98,135)	25,383
Change in operating lease asset and liability	(30)	(2,657)
Net Cash used in Operating Activities	(2,984,039)	(980,027)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in marketable securities	(2,970,905)	-
Proceeds from disposition of marketable securities	80,000	-
Net Cash used in Investing Activities	(2,890,905)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of note payable-related party	(685,473)	-
Proceeds from convertible note payable and warrants	3,935,000	525,715
Payment for finance costs related to convertible note payable	(345,000)	-
Net Cash provided by Financing Activities	2,904,527	525,715

Net change in cash and cash equivalents	(2,970,417)	(454,312)
Cash and cash equivalents, beginning of period	8,417,203	504,749
Cash and cash equivalents, end of period	$5,446,786	$50,437

Cash paid for:
Interest	$102,373	$-

Supplemental non-cash financing activities:
Common stock issued for conversion of accrued interest	$-	$16,340
Common stock issued for settlement of debt and interest	$2,268,539	$-
Warrants issued for financing fees	$90,816	$-
Initial recognition of right of use asset and liability	$365,556	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Shuttle Pharmaceuticals Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2023

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

The Company’s primary purpose is to develop and commercialize unique drugs for the sensitization of cancers and protection of normal tissues, with the goal of improving outcomes for cancer patients receiving radiation therapy. Shuttle has deployed its proprietary technology to develop novel cancer immunotherapies, producing a pipeline of selective HDAC inhibitors for cancer and immunotherapy applications. The Company’s HDAC platform is designed to target candidate molecules with potential roles in therapeutics beyond cancer, including autoimmune, inflammatory, metabolic, neurological and infectious diseases. The Company’s Ropidoxuridine product, which is used with radiation therapy to sensitize cancer cells, was funded by a Small Business Innovation Research (“SBIR”) contract provided by the National Cancer Institute (“NCI”), a unit of the National Institutes of Health (“NIH”). Ropidoxuridine has been further developed though the Company’s collaborations with scientists at the University of Virginia for use in combination with proton therapy to improve patient survival. Historically, and prior to the Company’s initial public offering, the Company has been working on developing products through NIH grants, including a product to predict late effects of radiation with metabolite biomarkers and develop prostate cancer cell lines in health disparities research.

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

The Company’s success will depend in part on its ability to obtain patents and product license rights, maintain trade secrets, and operate without infringing on the proprietary rights of others, both in the United States and in other countries. There can be no assurance that patents issued to or licensed by the Company will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide proprietary protection or competitive advantages to the Company now or in the future.

Liquidity

The Company has incurred losses since inception and a net loss of $3,159,468 during the six months ended June 30, 2023. However, in September 2022, the Company completed its initial public offering of common stock, generating net proceeds of $10,022,193. Additionally, in January 2023, the Company entered into a securities purchase agreement with an institutional investor through which the Company sold a convertible note with a principal value of $4,300,000, along with a four year warrant to purchase 1,018,079 shares of common stock, exercisable at $2.35 per share, providing the Company with $3,590,000 in net proceeds. To date, the warrant has not yet been exercised. Consequently, the Company’s existing cash resources and marketable securities and the cash received from the equity offering are expected to provide sufficient funds to carry out the Company’s planned operations through the second half of 2024.

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

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all of the adjustments necessary to present the financial position of the Company as of June 30, 2023 and the results of operations and cash flows for the periods presented. The accompanying condensed consolidated financial statements of the Company have not been audited by the Company’s independent registered public accounting firm, except that the year-end condensed consolidated balance sheet was derived from audited financial statements. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and related notes thereto for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2023.

Basis of Consolidation

The unaudited condensed financial statements have been prepared on a consolidated basis with those of the Company’s wholly-owned subsidiary, Shuttle Pharmaceuticals, Inc. All intercompany transactions and balances have been eliminated.

Reclassifications

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions. The Company bases its estimates and assumptions on current facts, historical experience, and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected. Significant estimates are contained in the accompanying financial statements for the valuation of derivatives, the valuation allowance on deferred tax assets, share-based compensation, useful lives for depreciation and amortization of long-lived assets, and the incremental borrowing rate used on right-of-use assets.

Cash and Cash Equivalents

Cash and cash equivalents include cash in bank accounts and money market funds with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. As of June 30, 2023 and December 31, 2022, cash and cash equivalents consisted of the following:

	June 30,	December 31,
	2023	2022
Cash	$4,435,870	$5,411,378
Money market funds	1,010,916	3,005,825
	$5,446,786	$8,417,203

Periodically, the Company may carry cash balances at financial institutions in excess of the federally insured limit of $250,000 per institution. The amount in excess of the FDIC insurance as of June 30, 2023 was approximately $5,195,000. The Company has not experienced losses on these accounts and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant.

Marketable Securities

Our investments in debt securities are carried at fair value. Investments in debt securities that are not classified as held-to-maturity are carried at fair value and classified as either trading or available-for-sale. Realized and unrealized gains and losses on trading of debt securities are charged to income and unrealized gains and losses on available-for-sale debt securities are included in other comprehensive income or loss.

The marketable securities held by the Company, which are classified as trading marketable securities, consisted of an outstanding balance of $2,904,177 and $0 as of June 30, 2023 and December 31, 2022, respectively. During the six months ended June 30, 2023 and 2022, the Company recognized interest income of $35,955 and $0, realized gains of $1,744 and $0, and unrealized gains of $11,528 and $0, respectively.

Fair Value of Financial Instruments

The Company follows accounting guidelines on fair value measurements for financial instruments measured on a recurring basis, as well as for certain assets and liabilities that are initially recorded at their estimated fair values. Fair Value is defined as the exit price, or the amount that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. The Company uses the following three-level hierarchy that maximizes the use of observable inputs and minimizes the use of unobservable inputs to value its financial instruments:

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

Financial instruments measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires the Company to make judgments and consider factors specific to the asset or liability. The use of different assumptions and/or estimation methodologies may have a material effect on estimated fair values. Accordingly, the fair value estimates disclosed, or initial amounts recorded, may not be indicative of the amount that the Company or holders of the instruments could realize in a current market exchange.

The carrying amounts of the Company’s financial instruments including cash and cash equivalents, prepaid expenses, accounts payable and accrued liabilities approximate fair value due to the short-term maturities of these instruments.

Set out below are the Company’s financial instruments that are required to be remeasured at fair value on a recurring basis and their fair value hierarchy as of June 30, 2023 (none for December 31, 2022):

June 30, 2023	Level 1	Level 2	Level 3	Carrying Value
Assets
Marketable Securities:
United States Treasury Bonds	$2,904,177	$-	$-	$2,904,177
Liabilities
Derivative Liability - Warrants	$-	$-	$477,757	$477,757
Derivative Liability - Accelerated feature	-	-	477,968	477,968
Total Liabilities	$-	$-	$955,725	$955,725

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

Research and Development Expenses

Research and development expenses are charged to expense as incurred. Research and development expenses include, but are not limited to, product development, clinical and regulatory expenses, payroll and other personnel expenses, materials, supplies, related subcontract expenses, and consulting costs. In September of 2022, TCG GreenChem, Inc. (“TCG GreenChem”) was contracted for process research, development and cGMP compliant manufacture of IPdR. The total project cost is $1,500,000 to be paid in four milestone payments. To date, the Company has made three payments as follows: the first payment of $450,000 was paid during the quarter ended September 30, 2022, pursuant to which TCG GreenChem commenced work on the project, the second milestone payment of $300,000 was paid during the three months ended March 31, 2023, and the third payment for $300,000 was paid on June 8, 2023. The remaining payment of $450,000 will be made following completion of the last related milestone — completion and characterization of the active pharmaceutical ingredients (API). As of the date of this filing, sufficient quantities of the API have now been completed in order to perform our Phase II clinical trial.

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

The dilutive effect of restricted stock units subject to vesting and other share-based payment awards is calculated using the “treasury stock method,” which assumes that the “proceeds” from the exercise of these instruments are used to purchase common shares at the average market price for the period. The dilutive effect of convertible securities is calculated using the “if-converted method.” Under the if-converted method, securities are assumed to be converted at the beginning of the period, and the resulting shares of common stock are included in the denominator of the diluted calculation for the entire period being presented.

For the six months ended June 30, 2023 and 2022, the following common stock equivalents were excluded from the computation of diluted net loss per share as the result of the computation was anti-dilutive.

	June 30,	June 30,
	2023	2022
Convertible notes (Note 6)	1,243,021	-
Preferred A shares	-	97,062
Warrants	1,446,155	48,531
Restricted stock units	83,050	-
	2,772,226	145,593

Recent Accounting Pronouncements

The Company has considered all recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its financial statements. As new accounting pronouncements are issued, we will adopt those that are applicable under the circumstances.

Note 3 – Leases

Operating lease right-of-use (“ROU”) assets and liabilities are recognized at the present value of the future lease payments as of the lease commencement date. The interest rate used to determine the present value of our lease ending in October of 2023 was our incremental borrowing rate estimated at 10% when the lease was entered into in 2019. Our new lease beginning in June of 2023, the interest rate used was an equity built up, risk adjusted rate, estimated to be 10.48%, as the interest rate implicit in most of our leases is not readily determinable. Operating lease expense is recognized on a straight-line basis over the lease term.

The Company currently has two lease agreements which allow for the use of a laboratory facility. The first is for a monthly payment of $6,480, with a security deposit of $6,480 held for the duration of the lease, and commenced on October 1, 2018, with the first payment made on January 1, 2019 and an expiry date of October 31, 2023. The Company entered into a new lease agreement for a new office and laboratory space on February 16, 2023, with base rent of $7,206 per month for a period of 64 months, which increases at the rate of 3% per year, that commenced June 1, 2023. The new lease included a six-month 50% rent abatement upon commencement. Additional common area maintenance (“CAM”) fees are charged monthly and revised annually. The estimated monthly CAM fees are $3,300 per month for the first year of the lease, which are being expensed as incurred. An irrevocable letter of credit (“LOC”) for the security deposit of $43,234 and base rent of $3,891, including 50% abatement, and $3,315 of CAM cost, was due and paid on execution of the lease agreement. Alexandria Real Estate (ARE-QRS-CORP) is the beneficiary of the LOC, and the expiry date of the LOC is February 15, 2024.

The following summarizes the right-of use asset and lease information for the Company’s operating leases:

	Six Months Ended
	June 30,
	2023	2022

Operating lease cost	$42,737	$35,088
Sublease income	(4,242)	(2,121)
Total lease cost	$38,495	$32,967

Other information
Cash paid for operating cash flows from operating leases	$42,771	$37,746
Right-of-use assets obtained in exchange for new operating lease liability	$365,556	$-

Weighted-average remaining lease term — operating leases (year)	4.98	1.30
Weighted-average discount rate — operating leases	10.46%	10%

Future non-cancelable minimum lease payments under the operating lease liability as of June 30, 2023, are as follows:

	As of June 30, 2023
Years Ended December 31,	Lease Ending August 31, 2028	Lease Ending October 31, 2023
2023 (remaining six months)	$26,958	$26,048
2024	91,545	-
2025	94,247	-
2026	97,074	-
2027	99,986	-
2028	68,235	-
Total future minimum lease payments	478,045	26,048
Less: imputed interest	(113,221)	(64)
Present value of payments	$364,824	$25,984

Note 4 – Notes Payable-Related Party

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

On June 21, 2021, the Company entered into a loan from the spouse of an officer of the Company in the amount of $120,000 (principal) with an interest rate of 7.5% per annum due June 21, 2022. In July of 2022, the loan was extended to June 30, 2023.

During the six months ended June 30, 2023 principal payments of $685,473 and interest of $102,373 were paid. As of June 30, 2023 the principal and interest balances for the related party notes were $0.

Note 5 – Convertible Notes and Notes Payable

Alto Opportunity Master Fund, SPC

On January 11, 2023, the Company entered into a securities purchase agreement (the “SPA”) with Alto Opportunity Master Fund, SPC – Segregated Master Portfolio B, a Cayman entity (the “Investor”), pursuant to which the Company sold to the Investor a $4,300,000 convertible note (the “Alto Convertible Note”) and warrant (the “Warrant”) to purchase 1,018,079 shares of common stock (See Note 6), exercisable at $2.35 per share, in exchange for gross proceeds of $3,935,000 million (the “Investment Amount”). The Company determined that the warrants had the existence of a net cash settlement feature at inception and categorized the warrants as a liability in the accompanying unaudited condensed consolidated financial statements. The Alto Convertible Note matures on Mach 11, 2025, but may be extended at the option of the noteholder. The Alto Convertible Note amortizes on a monthly basis and the Company can make such monthly amortization payments in cash or, subject to certain equity conditions, in registered shares of common stock or a combination thereof. Installments may be deferred by the noteholder, resulting in a variable interest rate. However, the effective interest rate is approximately 294% based on the internal rate of return calculated on a series of cash flow that occur at regular intervals. For equity repayment, the Alto Convertible Note is convertible into shares of common stock at a price per share equal to the lower of (i) $2.35 (ii) 90% of the three lowest daily VWAPs of the 15 trading days prior to the payment date or (iii) 90% of the VWAP of the trading day prior to payment date. The noteholder may convert at any time at a fixed price of $2.35 per share. The noteholder has an acceleration of installment amount conversion option (the “Acceleration Option”), whereby the noteholder, with certain share percentage limitations, can convert to common stock any outstanding installment amount at an amount equal to the installment amount plus five times (5x) the installment amount at any time. The Company has determined the Acceleration Option is an embedded derivative within the host instrument and has bifurcated it from the host instrument and recorded it as a derivative liability valued at $1,442,000, using a Monte Carlo simulation model (Note 7). The Convertible Note is repayable over 26 months and bears interest at the rate of 5% per annum. Additionally, the note contains certain redemption options and “Make Whole” provisions.

In conjunction with entry into the SPA, the Company entered into a series of related agreements, including a security agreement (the “Security Agreement”), an intellectual property security agreement (the “IP Security Agreement”) and a subsidiary guaranty (the “Subsidiary Guaranty”). The security agreements and guaranty allow, among other things, for the Investor to have a security interest in and place a lien on all of the Company’s assets and intellectual property until such time as the Alto Convertible Note is paid off. In addition, the SPA called for the Company to enter into a springing deposit account control agreement (the “Springing DACA”), which, in the event the Company defaults on its repayment of the Alto Convertible Note, would allow the Investor to assume control of the Company’s bank account only with regard to any funds remaining outstanding under the Alto Convertible Note. As such, in conjunction with entry into the SPA, the Company established a separate bank account in which it deposited the Investment Amount and pursuant to which the Company, the Investor and the bank holding the Investment Amount, First Republic Bank, entered into the Springing DACA agreement. As the Investment Amount had been held at First Republic Bank, in light of certain banking crises then affecting smaller banks, on March 12, 2023, the Company and the Investor moved the Investment Amount from First Republic Bank, after which time the Springing DACA was no longer in effect. Further, pursuant to amendments to the SPA entered into in May and June of 2023, the Company and the Investor agreed that all of the Investment Amount would be released to the Company and the relevant provision of the SPA which required the Springing DACA would no longer be deemed applicable. In addition, the Company granted the Investor the option to purchase up to an additional $10 million in convertible notes and warrants on substantially the same terms as the Alto Convertible Note and Warrant, excluding the Springing DACA requirement, with such option to be effective through December 31, 2025.

Boustead Securities, LLC (“Boustead”) served as a placement agent for the Alto Convertible Note and Warrant offering and received $345,000 cash compensation and a warrant to purchase 71,266 shares of common stock, exercisable at $2.35 per share. The Boustead warrant was determined to be an equity instrument valued on a non-recurring basis. The Company used the Black Scholes valuation model using a term of five years, volatility of 110%, a risk-free rate of 3.53% for a value of $99,543.

The Company allocated the finance costs related to the Boustead placement agent fee of $345,000, based on the relative fair market values of the Convertible Note and warrants issued. The allocation of the financing costs applied $232,027 to the debt component as a debt discount that is being amortized to interest expense over the term of the Convertible Note, $104,245 to the warrant derivative liability component, expensed as a finance fee, and $8,727 to the equity warrant as a reduction in additional paid in capital.

The Company allocated to the debt component of the note an original discount of $300,000, legal fees of $65,000, $215,000 for additional interest fees on day one added to note principal, $1,442,000 for the accelerated conversion feature, and $1,288,543 for the fair value of warrants, resulting in an additional $3,310,543 debt discount that is being amortized to interest expense over the term of the Alto Convertible Note.

During the three and six months ended June 30, 2023, the Company recorded interest expense of $729,351 and $1,328,682 respectively, which included amortization of debt discount as interest expense of $549,125 and $1,012,177 respectively. During the three and six months ended June 30, 2023, the Company paid $1,527,750 and $1,593,900 of principal, respectively, and paid $220,689 and $240,831, respectively, of accrued interest, which payments were made in the form of 1,827,911 and 1,878,909 shares of common stock, respectively, during the three and six months ended June 30, 2023.

As of June 30, 2023, the outstanding principal for the convertible note was $2,921,100 and the debt discount remaining was $2,530,394, with a net convertible note carrying value of $390,706, which represents the current and non-current portions of the convertible note as of June 30, 2023.

Note 6 – Stockholders’ Equity

Common Stock

During the three and six months ended June 30, 2023, the Company issued:

●	1,827,911 and 1,878,909 shares of common stock to settle $1,527,750 and $1,593,900 of principal and $220,689 and $240,831 of interest, respectively, on a Convertible Note and incurred $415,553 and $433,807 of loss on settlement, respectively.

During the three and six months ended June 30, 2022, the Company issued:

●	839 and 839 shares of common stock for conversion of $16,340 and $16,340 of accrued interest, respectively.
●	5,104 and 10,208 shares of common stock upon vesting of restricted stock units, respectively.

Warrants

In connection with the January 2023 Alto Convertible Note, Boustead was granted warrants to purchase 71,266 shares of common stock, at an exercise price of $2.35 per share (Note 5). In addition, Alto was granted warrants to purchase 1,018,079 shares of common stock, at an exercise price of $2.35 per share (Note 5, 7).

A summary of activity regarding all warrants issued for the six months ended June 30, 2023, were as follows:

	Number of	Weighted Average	Average
	warrants	Exercise Price	Life (years)
Outstanding, December 31, 2022	356,810	$3.92	2.79
Granted – Boustead	71,266	2.35	4.00
Granted – Alto	1,018,079	2.35	4.00
Outstanding, June 30, 2023	1,446,155	$2.74	3.28

The intrinsic value of the warrants as of June 30, 2023 is $0. All of the outstanding warrants are exercisable as of June 30, 2023.

Equity Incentive Plan

Our 2018 Equity Incentive Plan (the “2018 Plan”) provides for equity incentives to be granted to our employees, executive officers, directors and key advisers and consultants. Equity incentive grants may be made in the form of stock options with an exercise price of not less than the fair market value of the underlying shares as determined pursuant to the 2018 Equity Incentive Plan, restricted stock awards, other stock-based awards, or any combination of the foregoing. The 2018 Equity Incentive Plan is administered by the Company’s compensation committee. We have reserved 3,000,000 shares of our common stock for issuance under the 2018 Equity Incentive Plan. As of June 30, 2023, 478,180 shares have been granted under the 2018 Equity Incentive Plan, of which 399,905 shares have vested.

Restricted Stock Units

We may grant restricted stock units (“RSU”) under our 2018 Plan. RSUs are bookkeeping entries representing an amount equal to the fair market value of one share of our common stock. Subject to the provisions of our 2018 Plan, the administrator determines the terms and conditions of RSUs, including the vesting criteria and the form and timing of payment. Notwithstanding the foregoing, the administrator, in its sole discretion, may accelerate the time at which any restrictions will lapse or be removed. RSUs granted typically vest annually in one third increments from the date of appointment.

During the six months ended June 30, 2023 and 2022, pursuant to agreements with directors and officers, 59,326 and 0 RSUs with a value of $95,400 and $0 were granted and compensation expense for the RSUs of $57,855 and $333,066, respectively, and was included in compensation under Research and Development.

As of June 30, 2023, there was $98,655 of unrecognized RSU compensation cost related to non-vested share-based compensation arrangements which is expected to be recognized by the end of December 31, 2024.

A summary of activity regarding the Restricted Stock Units issued follows:

	Number of RSUs	Weighted Average Grant Date Fair Value Per RSU
Outstanding, December 31, 2022	99,273	$15.06
Granted	59,326	1.61
Vested	(75,549)	-
Outstanding, June 30, 2023	83,050	$1.95

Note 7 – Derivative Liabilities

Fair Value Assumptions Used in Accounting for Derivative Liabilities

ASC 815 requires us to assess the fair market value of derivative liabilities at the end of each reporting period and recognize any change in the fair market value as other income or expense.

In January 2023, in connection with the Alto Convertible Note, the Company issued warrants to purchase 1,018,079 shares of common stock, with an exercise price of $2.35 per share, valued at $1,189,000. The Company determined our derivative liabilities from the warrants issued in relation to the Alto Convertible Note do not satisfy the classification as equity instruments due to the existence of a certain net cash settlement provision that is not within the sole control of the Company. In addition, there are certain down round provisions that could reduce the exercise price if the Company issues securities at lower prices in the future.

The Company determined our derivative liability from the noteholder’s Acceleration Option for the Alto Convertible Note is not clearly and closely related to the host, and should be thus accounted for as a bifurcated derivative liability.

We classified these derivative liabilities as a Level 3 fair value measurement and used the Monte Carlo pricing model to calculate the fair value as of January 11, 2023 ($2,631,000 included in debt discount) and June 30, 2023 ($955,725). Key inputs for the simulation are summarized below. The Monte Carlo simulation uses an implied VWAP for the January 11, 2023 valuation date. The implied VWAP was backsolved by setting the summation of the parts (e.g., derivatives and debt without derivatives) equal to the cash proceeds. The simulation was then iterated and manipulated to solve for the implied share price, which was approximately $1.58 per share (or an approximate 14% discount to the quoted market VWAP on January 11, 2023).

The key inputs for the Monte Carlo simulation for the six months ended June 30, 2023, were as follows:

Net cash settlement and down round key valuation inputs – warrants

Annualized volatility	68.73% - 147.3%
Risk-free interest rate	3.78% - 5.40%
Implied VWAP *	$0.95 - 1.58
Dividend yield	0%
Exercise price	$2.35
Probability of fundamental transaction	5% - 25%
Date of fundamental transaction	1 year to 4 years

*	Based on a Monte Carlo simulation analysis of 75,000 – 100,000 iterations

Acceleration option key valuation inputs

Discount rate	55% - 65%
Risk-free interest rate	3.90% - 5.47%
Implied VWAP *	$0.95 - 1.58
Date of acceleration	0.1 year to 2 years

*	Based on a Monte Carlo simulation analysis of 75,000 – 100,000 iterations

The following table summarizes the changes in the derivative liabilities:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance – December 31, 2022	$-
Addition of new derivative liability — warrants	1,189,000
Gain on change in fair value — warrants	(711,243)
Addition of new derivative liability — accelerated feature	1,442,000
Gain on change in fair value — accelerated feature	(964,032)
Balance – June 30, 2023	$955,725

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance – December 31, 2021	$94,025
Loss on change in fair value of the derivative	18,772
Balance – June 30, 2022	$112,797

Note 8 – Subsequent Events

Management evaluated all additional events subsequent to the balance sheet date through the date the unaudited interim condensed consolidated financial statements were issued and determined that the following items were required to be disclosed.

On July 17, 2023, the Company received a notice from Alto Opportunity Master Fund to convert 251,127 shares of common stock related to the convertible note. The aggregate converted amount was $234,628, including $24,628 of interest.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (the “MD&A”) should be read in conjunction with our unaudited financial statements and the related notes thereto included elsewhere in this quarterly report. The MD&A contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations, and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future-tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements in this quarterly report. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors.

Overview

Founded by Georgetown University Medical School faculty members, Shuttle Pharmaceuticals Holdings, Inc. is a discovery and development stage pharmaceutical company leveraging our proprietary technology to develop novel therapies that are designed to cure cancer. Originally formed as Shuttle Pharmaceuticals, LLC in 2012, our goal is to extend the benefits of cancer treatments by leveraging insights into cancer therapy with surgery, radiation therapy, chemotherapy and immunotherapy. While there are several therapies being developed with the goal of curing cancer, one of the most effective and proven approaches to this is radiation therapy (RT). We are developing a pipeline of products designed to address the limitations of the current standard of cancer therapies. We believe that our product candidates will enable us to deliver cancer treatments that are safer, more reliable and at a greater scale than that of the current standard of care.

Operations to date have focused on continuing our research and development efforts to advance Ropidoxuridine clinical testing and improved drug formulation, to advance HDAC6 inhibitor (SP-2-225) preclinical development, and complete SBIR contract work on predictive biomarkers of radiation response, as well as prostate cell lines for health disparities research. We have received SBIR contract funding from the NIH for the aforementioned projects. The clinical development of Ropidoxuridine has shown drug bioavailability and a maximum tolerated dose has been established for use in Phase II clinical trials. TCG GreenChem has successfully completed the initial manufacturing campaign for the active pharmaceutical ingredient (API) of Ropidoxuridine for use in the Company’s upcoming Phase II clinical trial in brain cancer patients undergoing radiation therapy. Shuttle has been working concomitantly with TCG GreenChem to manufacture API and University of Iowa Pharmaceuticals to develop the formulation and packaging of the drug product into capsules for clinical use. In addition, Shuttle’s recent request for a Type B pre-IND meeting with the FDA for guidance with the proposed Phase II clinical trial has been approved with the goal of the Company receiving written responses from the FDA by September 18, 2023. With this, the Company believes it remains on track to commence its Phase II clinical study in the fourth quarter of 2023. The radiation biomarker project and the health disparities project have been completed and the company is following up with plans for clinical validation and potential commercialization. Changes in operational, administrative, legal and professional expenses related to our operations are set forth in more detail in the discussion below.

Results of Operations

Comparison of the three months ended June 30, 2023 and 2022

The following table summarizes the results of our operations:

	Three Months Ended
	June 30,
	2023	2022	Change	%
Revenue	$-	$-	$-	-
Operating expenses:
Research and development	933,373	83,868	849,505	1,013%
General and administrative	115,571	9,078	106,493	1,173%
Legal and professional	416,688	260,680	156,008	60%
Total operating expenses	1,465,632	353,626	1,112,006	314%
Other income (expense):
Interest expense - related party	(2,588)	(14,836)	12,248	(83)%
Interest expense	(729,351)	(170,391)	(558,960)	328%
Gain on sale of marketable securities	1,744	-	1,744	100%
Unrealized loss on marketable securities	(26,534)	-	(26,534)	(100)%
Interest income	19,267	-	19,267	100%
Change in fair value of derivative liabilities	434,275	(58,422)	492,697	(843)%
Loss on settlement of convertible debt	(415,553)	-	(415,553)	(100)%
Total other expense	(718,740)	(243,649)	(475,091)	195%
Net loss	$2,184,372	$597,275	$1,587,097	266%

Research and Development. Research and development (“R&D”) expense was $933,373 for the three months ended June 30, 2023, as compared to $83,868 for three months ended June 30, 2022. The increase of $849,505, or 1,013%, is primarily related to the Company increasing R&D spending as a result of having received funding from the Company’s initial public offering in the third quarter of fiscal 2022 and the convertible note issued during the period ended March 31, 2023. The increased R&D expenses also included the third milestone payment of $300,000 made to TCG GreenChem for IPdR related work.

Compensation related expenses were $423,677 in the three months ended June 30, 2023 as compared to $262,697 in the three months ended June 30, 2022. Compensation related expenses decreased from 90.9% of total R&D in the three months ended June 30, 2022 to 45.4% for the three months ended June 30, 2023. Subcontract work made up 0% of total R&D expenses in the three months ended June 30, 2022 and 50.2% of total R&D expenses during the three months ended June 30, 2023. All other R&D expenses were inconsequential.

General and Administrative Expenses. General and Administrative expenses in the three months ended June 30, 2023 increased by $106,493, or 1,173%, from $9,078 in the three months ended June 30, 2022 to $115,571 in the three months ended June 30, 2023. The increase in general and administrative expenses was primarily due to increases in insurance of $35,788, director fees of $31,250 and advertising costs of $24,583.

Legal and Professional Expenses. During the three months ended June 30, 2023, legal and professional expenses increased by $156,008 or 60%. The increase in legal and professional fees was primarily due to increases in our expenses related to our public filing requirements, contracts and financing related work.

Other Income (Expense). Other expense was $718,740 for the three months ended June 30, 2023, which consisted of $729,351 in interest expense on convertible loans, $2,588 in interest expense on related party loans, interest income of $19,267, loss on settlement of convertible debt of $415,553, gain on disposal of marketable securities of $1,744, unrealized loss on marketable securities of $26,534, and a gain on change in fair value of derivative liabilities of $434,275. Other expense was $243,649 for the three months ended June 30, 2022, which consisted of $170,391 in interest expense, $14,836 in interest expense on related party loans and loss on change in derivative liability of $58,422.

Comparison of the six months ended June 30, 2023 and 2022

The following table summarizes the results of our operations:

	Six Months Ended
	June 30,
	2023	2022	Change	%
Revenue	$-	$-	$-	-
Operating expenses:
Research and development	1,944,181	379,783	1,564,398	412%
General and administrative	281,918	22,847	259,071	1,134%
Legal and professional	784,312	589,392	194,920	33%
Total operating expenses	3,010,411	992,022	2,018,389	203%
Other income (expense):
Interest expense - related party	(6,825)	(25,383)	18,558	(73)%
Interest expense	(1,328,682)	(315,944)	(1,012,738)	321%
Interest income	35,955	-	35,955	100%
Finance fee	(104,245)	-	(104,245)	(100)%
Change in fair value of derivative liabilities	1,675,275	(18,772)	1,694,047	(9,024)%
Gain on sale of marketable securities	1,744	-	1,744	100%
Change in fair value of marketable securities	11,528	-	11,528	100%
Loss on settlement of convertible debt	(433,807)	-	(433,807)	(100)%
Gain on forgiveness of Paycheck Protection Program note payable	-	73,007	(73,007)	(100)%
Total other expense	(149,057)	(287,092)	138,035	(48)%
Net loss	$3,159,468	$1,279,114	$1,880,354	147%

Research and Development. Research and development (“R&D”) expense was $1,944,181 for the six months ended June 30, 2023, as compared to $379,783 for six months ended June 30, 2022. The increase of $1,564,398, or 412%, is primarily related to the Company increasing R&D spending as a result of funding received from the Company’s initial public offering in the third quarter of fiscal 2022 and the convertible note issued during the period ended March 31, 2023. The increased expenses also included the second and third milestone payments of $300,000 for a total in the period of $600,000 made to TCG GreenChem for IPdR related work.

Compensation related expenses were $1,073,042 in the six months ended June 30, 2023 as compared to $526,880 in the six months ended June 30, 2022. Compensation related expenses decreased from 90.1% of total R&D in the six months ended June 30, 2022 to 55.2% for the six months ended June 30, 2023. Subcontract work made up 0% of total R&D expenses in the six months ended June 30, 2022 and 41.5% of total R&D expenses during the six months ended June 30, 2023. All other R&D expenses were inconsequential.

General and Administrative Expenses. General and Administrative expenses in the six months ended June 30, 2023 increased by $259,071, or 1,134%, from $22,847 in the six months ended June 30, 2022 to $281,918 in the six months ended June 30, 2023 primarily due to increases in insurance of $71,763, director fees of $68,750, advertising expenses of $53,811 and corporate filing fees of $55,555.

Legal and Professional Expenses. During the six months ended June 30, 2023, legal and professional expenses increased by $194,920 or 33%. The increase in legal and professional fees was primarily due to increases in our expenses related to public filing requirements, contract and financing work.

Other Income (Expense). Other expense was $149,057 for the six months ended June 30, 2023, which consisted of $1,328,682 in interest expense on convertible loans, $6,825 in interest expense on related party loans, interest income of $35,955, finance fee on convertible loans of $104,245, loss on settlement of convertible debt of $433,807, gain on sale of marketable securities of $1,744, unrealized gain on marketable securities of $11,528, and a gain on change in fair value of derivative liabilities of $1,675,275. Other expense was $287,092 for the six months ended June 30, 2022, which consisted of $315,944 in interest expense, $25,383 in interest expense on related party loans and gains on change in derivative liability of $18,772 and forgiveness of Paycheck Protection Program note payable of $73,007.

Liquidity and Capital Resources

Our capital needs to date have been met by funds raised through our initial public offering and a subsequent convertible note offering, private placement offerings of our securities, as well as through contributions from existing stockholders, SBIR contracts and other grants. In the six months ended June 30, 2023, we raised a net total of $3,590,000 after finder’s fees through the sale of convertible notes and warrants. In the year ended December 31, 2022, we raised a total of $10,672,908 through the sale of shares of common stock, convertible notes, and warrants. In addition, since inception, we have received a total of $5,531,722 in SBIR contracts and other grants received primarily through the National Institutes of Health.

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

Balance Sheet Data:

	June 30,	December 31,
	2023	2022	Change	%
Current assets	$8,443,342	$8,578,351	$(135,009)	(2)%
Current liabilities	493,682	975,676	(481,994)	(49)%
Working capital (deficiency)	$7,949,660	$7,602,675	$346,985	5%

As of June 30, 2023, total current assets were $8,443,342 and total current liabilities were $493,682, resulting in working capital of $7,949,660. As of December 31, 2022, total current assets were $8,578,351 and total current liabilities were $975,676, resulting in a working capital of $7,602,675. The current assets primarily resulted from $3,590,000 net cash received from the issuance of a convertible note payable and $783,608 repaid for a related party notes ($685,473 in principal and $98,135 of accrued interest), for net cash provided by issuance and settlement of notes for the period of $2,904,527. Additionally, we continued progress on our R&D programs during the period ended June 30, 2023. The decrease in current liabilities is primarily due to the current portion of the new $4,300,000 convertible note which is $268,396 and a decrease in accounts payable offset by the reduction of $783,608 in related party notes payable and accrued interest.

Cash Flows from Operating Activities

	Six Months Ended
	June 30,
	2023	2022	Change	%
Cash used in operating activities	$(2,984,039)	$(980,027)	$(2,004,013)	204%
Cash used in investing activities	$(2,890,905)	$-	$(2,890,905)	(100)%
Cash provided by financing activities	$2,904,527	$525,715	$2,378,812	452%
Cash on hand	$5,446,786	$50,437	$5,396,348	10,699%

To date, we have not generated positive cash flows from operating activities. For the six months ended June 30, 2023, net cash flows used in operating activities was $2,984,039, consisting of a net loss of $3,159,468, increased by a gain on change in derivative liabilities of $1,675,275, offset by amortization of debt discount of $1,116,422, loss on settlement of convertible debt of $433,806, accrued interest settled with common stock of $240,831, stock-based compensation of $57,855 and further reduced by a net change in working capital of $12,091. For the six months ended June 30, 2022, net cash flows used in operating activities was $980,027, consisting of a net loss of $1,279,114, amortization of debt discount of $278,531, stock-based compensation of $333,066, gain on forgiveness of the PPP loan of $73,007 and a net change in working capital of $261,174.

Cash Flows from Investing Activities

For the six months ended June 30, 2023, we invested in trading marketable securities for $2,970,905 and received $80,000 in proceeds from disposition of marketable securities. For the six months ended June 30, 2022, we had no investing activities.

Cash Flows from Financing Activities

For the six months ended June 30, 2023, we received a net of $3,590,000 from the sale and issuance of convertible notes payable and warrants and repaid $685,473 in related party notes payable. For the six months ended June 30, 2022, we received $525,715 from the issuance of convertible notes payable.

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

Research and Development

Research and development expenses are expensed as incurred and, prior to our initial public offering in September 2022, have historically been offset by contract receivable payments from an NIH SBIR contract that has supported our scientific research. This is stated in the financials as research and development-net of contract expense reimbursements.

Operating Lease Right-of-use Assets and Operating Lease Liability

Operating lease right-of-use assets and liabilities are recognized at the present value of the future lease payments at the lease commencement date. The interest rate used to determine the present value is our incremental borrowing rate, estimated to be 10.48%, as the interest rate implicit in most of our leases is not readily determinable. Operating lease expense is recognized on a straight-line basis over the lease term.

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

For our derivative financial instruments classified as a liability, the Company used a Monte Carlo valuation model to value the derivative instruments at inception and on subsequent valuation dates. The Monte Carlo simulation uses an implied VWAP for valuation. The implied VWAP was backsolved by setting the summation of the parts (e.g., derivatives and debt without derivatives) equal to the cash proceeds. For our derivative financial instruments classified as equity, the Company used a Black Scholes valuation model, to calculate the fair value on issuance date, without revaluation.

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

In the preparation of our Quarterly Report on Form 10-Q for the period ended June 30, 2023, we identified certain deficiencies in our internal controls over financial reporting related to the following financial reporting areas to be material weaknesses: accounting policy and documentation of management’s contemplation of the accounting treatment and implications over significant unusual transactions, and adequate controls over financials statement close process and financial reporting reviews. Based on this evaluation, as a result of our material weaknesses in internal controls over financial reporting, management concluded that our disclosure controls and procedures were not effective as of June 30, 2023.

Changes in Internal Controls

In connection with our continued monitoring and maintenance of our controls procedures as part of the implementation of Section 404 of the Sarbanes-Oxley Act, we continue to review and improve the effectiveness of our internal controls. The following changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period ending June 30, 2023 or subsequent to the date the Company completed its evaluation, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting were:

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

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

Item 6. Exhibits

The following exhibits are filed or furnished with this report:

Exhibit No.	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 333-265429) filed on June 3, 2022).
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation, effective March 30, 2022 (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (File No. 333-265429) filed on June 3, 2022).
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation, effective June 22, 2022 (incorporated by reference to Exhibit 3.5 to the Registration Statement on Form S-1/A (File No. 333-265429) filed on June 23, 2022).
3.4	Second Amended and Restated By-Laws (incorporated by reference to Exhibit 3.1 to the current Report on Form 8-K filed on November 1, 2022).
4.1	Form of Convertible Note, dated January 11, 2023, issued by Shuttle Pharmaceuticals Holdings, Inc. to Alto Capital Master Fund, SPC – Segregated Master Portfolio B (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed January 12, 2023).
4.2	Form of Warrant, dated January 11, 2023, issued by Shuttle Pharmaceuticals Holdings, Inc. to Alto Capital Master Fund, SPC – Segregated Master Portfolio B (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed January 12, 2023).
10.1	Amendment Agreement, dated May 10, 2023, between Shuttle Pharmaceuticals Holdings, Inc., Shuttle Pharmaceuticals, Inc. and Alto Capital Master Fund, SPC – Segregated Master Portfolio B (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed May 12, 2023).
10.2	Amendment No. 1 to the Amendment Agreement, dated June 4, 2023, by and between Shuttle Pharmaceuticals Holdings, Inc., Shuttle Pharmaceuticals, Inc. and Alto Opportunity Master Fund, SPC – Segregated Master Portfolio B. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed June 5, 2023).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Schema Document
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Definition Linkbase Data
101.LAB	Inline XBRL Taxonomy Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

**Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHUTTLE PHARMACEUTICALS HOLDINGS, INC.

August 14, 2023	By:	/s/ Anatoly Dritschilo
Anatoly Dritschilo, M.D.
Chief Executive Officer
(Principal Executive Officer)

August 14, 2023	By:	/s/ Michael Vander Hoek
Michael Vander Hoek Chief Financial Officer
(Principal Financial and Accounting Officer)

