Form 10-Q
period 2023-09-30
Shuttle Pharmaceuticals Holdings, Inc.
filed 2023-11-13
CIK 1757499

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number: 001-41488

SHUTTLE PHARMACEUTICALS HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	82-5089826
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares outstanding of the registrant’s common stock on November 13, 2023 was 15,999,125.

Shuttle Pharmaceuticals Holdings, Inc.

Form 10-Q

For the Quarterly Period Ended September 30, 2023

TABLE OF CONTENTS

		Page No.

	PART I. Financial Information

Item 1.	Unaudited Condensed Consolidated Financial Statements	3

	Unaudited Condensed Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022	3

	Unaudited Condensed Consolidated Statements of Operations for the Three and Nine Months ended September 30, 2023 and 2022	4

	Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the Three and Nine Months Ended September 30, 2023 and 2022	5

	Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2023 and 2022	7

	Notes to Unaudited Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4.	Controls and Procedures	22

	PART II. Other Information

Item 1.	Legal Proceedings	23

Item 1A.	Risk Factors	23

Item 2.	Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities	23

Item 3.	Defaults Upon Senior Securities	23

Item 4.	Mine Safety Disclosures	23

Item 5.	Other Information	23

Item 6.	Exhibits	24

	Signatures	25

PART I. Financial Information

Item 1. Unaudited Condensed Consolidated Financial Statements

Shuttle Pharmaceuticals Holdings, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2023	2022
Assets
Current assets
Cash and cash equivalents	$3,885,997	$8,417,203
Prepaid expenses	170,104	161,148
Marketable securities	2,920,592	-
Accrued interest income	12,435	-
Other assets	6,480	-
Total Current Assets	6,995,608	8,578,351

Property and equipment, net	26,810	12,592
Other assets	-	6,480
Operating lease right-of-use asset	353,400	56,122
Total Assets	$7,375,818	$8,653,545

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued expenses	$180,000	$116,745
Accounts payable and accrued expenses related party	-	12,500
Accrued interest payable	106,578	-
Accrued interest payable - related parties	-	98,135
Notes payable to related parties	-	685,473
Convertible notes payable, net	462,825	-
Operating lease liability	61,034	62,823
Total Current Liabilities	810,437	975,676

Convertible notes payable non-current, net	134,382	-
Derivative liabilities	512,825	-
Operating lease liability non-current	308,425	-
Total Liabilities	1,766,069	975,676

Stockholders’ Equity
Series A Convertible Preferred Stock, $0.00001 par value; $1,000 per share liquidation value; 20,000,000 shares authorized; no shares outstanding	-	-
Common stock, $0.00001 par value; 100,000,000 shares authorized; 15,999,125 and 13,603,129 shares issued and outstanding, respectively	160	136
Additional paid in capital	19,456,701	16,572,622
Accumulated deficit	(13,847,112)	(8,894,889)
Total Stockholders’ Equity	5,609,749	7,677,869
Total Liabilities and Stockholders’ Equity	$7,375,818	$8,653,545

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Shuttle Pharmaceuticals Holdings, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

Revenue	$-	$-	$-	$-

Operating expenses
Research and development, net of contract expense reimbursements	1,140,307	669,038	3,084,488	1,048,821
General and administrative	170,423	81,864	452,342	104,711
Legal and professional	288,416	70,566	1,072,728	659,958
Total operating expenses	1,599,146	821,468	4,609,558	1,813,490

Loss from operations	(1,599,146)	(821,468)	(4,609,558)	(1,813,490)

Other income (expense)
Interest expense - related parties	-	(13,725)	(6,825)	(39,108)
Interest expense	(623,465)	(604,716)	(1,952,147)	(920,660)
Interest income	20,765	-	56,720	-
Finance fee	-	-	(104,245)	-
Change in fair value of derivative liabilities	442,900	112,797	2,118,175	94,025
Gain on sale of marketable securities	-	-	1,744	-
Change in fair value of marketable securities	9,606	-	21,134	-
Loss on settlement of convertible debt	(43,414)	-	(477,221)	-
Gain on settlement of accounts payable	-	328,687	-	328,687
Gain on forgiveness of Paycheck Protection Program note payable	-	-	-	73,007
Total other income (expense)	(193,608)	(176,957)	(342,665)	(464,049)

Loss before income taxes	(1,775,254)	(998,425)	(4,952,223)	(2,277,539)
Provision for income taxes	-	-	-	-
Net loss	$(1,792,754)	$(998,425)	$(4,952,223)	$(2,277,539)

Dividend on Series A Preferred Stock	-	(19,473)	-	(71,009)
Net loss attributable to common stockholders	$(1,792,754)	$(1,017,898)	$(4,952,223)	$(2,348,548)

Weighted average common shares outstanding - basic and diluted	15,744,210	10,164,979	14,554,878	9,723,510
Net loss per shares - basic and diluted	$(0.11)	$(0.10)	$(0.34)	$(0.23)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Shuttle Pharmaceuticals Holdings, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(Unaudited)

For the Three and Nine Months Ended September 30, 2023

	Series A Preferred Stock		Common Stock		Additional Paid in	Common Stock to	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	be Issued	Deficit	Equity

Balance - December 31, 2022	-	$-	13,603,129	$136	$16,572,622	$-	$(8,894,889)	$7,677,869

Warrants issued for financing costs	-	-	-	-	99,543	-	-	99,543
Financing fees allocated to warrants	-	-	-	-	(8,727)	-	-	(8,727)
Common stock issued for conversion of accrued interest and principal	-	-	50,998	1	104,546	-	-	104,547
Stock-based compensation	-	-	-	-	8,333	-	-	8,333
Net loss	-	-	-	-	-	-	(975,097)	(975,097)
Balance - March 31, 2023	-	-	13,654,127	137	16,776,317	-	(9,869,986)	6,906,468

Common stock issued for conversion of accrued interest and principal	-	-	1,827,911	18	2,163,974	-	-	2,163,992
Stock-based compensation	-	-	-	-	49,522	-	-	49,522
Net loss	-	-	-	-	-	-	(2,184,372)	(2,184,372)
Balance - June 30,2023	-	$-	15,482,038	$155	$18,989,813	$-	$(12,054,358)	$6,935,610

Common stock issued for conversion of convertible debt	-	-	502,087	5	429,305	-	-	429,310
Common stock issued for restricted stock units	-	-	15,000	-	-	-	-	-
Stock based compensation	-	-	-	-	37,583	-	-	37,583
Net loss	-	-	-	-	-	-	(1,792,754)	(1,792,754)
Balance - September 30, 2023	-	$-	15,999,125	$160	$19,456,701	$-	$(13,847,112)	$5,609,749

For the Three and Nine Months Ended September 30, 2022

	Series A Preferred Stock		Common Stock		Additional Paid in	Common Stock to	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	be Issued	Deficit	(Deficit)

Balance - December 31, 2021	1,213	$-	9,312,152	$93	$4,150,867	$16,340	$(5,795,432)	$(1,628,132)

Warrants issued for financing costs	-	-	-	-	319,643	-	-	319,643
Common stock issued for conversion of accrued interest	-	-	839	-	16,340	(16,340)	-	-
Common stock issued for restricted stock units	-	-	5,104	-	-	-	-	-
Stock-based compensation	-	-	-	-	166,533	-	-	166,533
Dividends on Series A preferred stock	-	-	-	-	-	-	(25,768)	(25,768)
Net loss	-	-	-	-	-	-	(681,839)	(681,839)
Balance - March 31, 2022	1,213	-	9,318,095	93	4,653,383	-	(6,503,039)	(1,849,563)

Common stock issued for restricted stock units	-	-	5,104	-	-	-	-	-
Stock-based compensation	-	-	-	-	166,533	-	-	166,533
Dividends on Series A preferred stock	-	-	-	-	-	-	(25,768)	(25,768)
Net loss	-	-	-	-	-	-	(597,275)	(597,275)
Balance - June 30, 2022	1,213	$-	9,323,199	$93	$4,819,916	$-	$(7,126,082)	$(2,306,073)

Common stock issued for cash	-	-	1,409,771	14	10,031,401	-	-	10,031,415
Warrants exercised for cash	-	-	1,409,771	14	14,084	-	-	14,098
Warrants issued for financing costs	-	-	-	-	92,598	-	-	92,598
Common stock issued for conversion of convertible debt	-	-	147,500	1	588,523	-	-	588,524
Common stock issued for exercise of warrants with settlement of notes payable	-	-	857,780	9	576,467	-	-	576,476
Common stock issued for restricted stock units	-	-	1,045	-	-	-	-	-
Stock-based compensation	-	-	-	-	23,667	-	-	23,667
Dividends on Series A preferred stock	-	-	-	-	-	-	(19,473)	(19,473)
Common shares issued for dividends on and conversion of Series A preferred stock	(1,213)	-	437,327	5	402,064	-	-	402,069
Net loss	-	-	-	-	-	-	(998,425)	(998,425)
Balance - September 30, 2022	-	$-	13,586,393	$136	$16,548,719	$-	$(8,143,980)	$8,404,875

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Shuttle Pharmaceuticals Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,952,223)	$(2,277,539)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,828	4,484
Change in fair value of derivative liabilities	(2,118,175)	(94,025)
Amortization of debt discount and finance fees	1,654,724	885,505
Gain on marketable securities	(1,744)	-
Change in fair value of marketable securities	(21,134)	-
Accrued interest settled with common stock	294,927	-
Loss on settlement of convertible debt	477,221	-
Gain on settlement of accounts payable	-	(328,687)
Gain on forgiveness of Paycheck Protection Program note payable	-	(73,007)
Gain on interest relief on conversion of notes payable	-	12,625
Stock-based compensation	95,438	356,733
Changes in operating assets and liabilities:
Accrued interest income	(12,435)	-
Contracts receivable	-	(5,954)
Prepaid expenses	(8,956)	(158,276)
Operating lease right of use asset	-	-
Accounts payable and accrued expenses	63,255	(392,473)
Accounts payable and accrued expenses - related parties	(12,500)	-
Accrued interest payable	106,578	5,727
Accrued interest payable - related parties	(98,135)	38,286
Change in operating lease asset and liability	9,358	(3,986)
Net cash used in operating activities	(4,518,973)	(2,030,587)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in marketable securities	(2,977,714)	-
Proceeds from disposition of marketable securities	80,000	-
Purchase of equipment	(19,046)	-
Net cash used in investing activities	(2,916,760)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common shares and exercise of warrants	-	10,045,513
Proceeds from note payable-related party	-	50,000
Repayment of note payable-related party	(685,473)	(50,000)
Proceeds from convertible notes payable and warrants	3,935,000	600,715
Payment for finance costs related to convertible note payable	(345,000)	-
Net cash provided by financing activities	2,904,527	10,646,228

Net change in cash and cash equivalents	(4,531,206)	8,615,641
Cash and cash equivalents, beginning of period	8,417,203	504,749
Cash and cash equivalents, end of period	$3,885,997	$9,120,390

Cash paid for:
Interest	$102,373	$17,489
Income taxes	$-	$-

Supplemental non-cash financing activities:
Common stock issued for conversion of accrued interest	$-	$16,340
Common stock issued for settlement of debt	$2,697,849	$588,524
Common stock issued for exercise of warrants with settlement of notes payable	$-	$576,476
Common stock issued for dividend payable	$-	$402,067
Warrants issued for financing fees	$90,816	$-
Initial recognition of right of use asset and liability	$365,556	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Shuttle Pharmaceuticals Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2023

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

The Company’s primary purpose is to develop and commercialize unique drugs for the sensitization of cancers and protection of normal tissues, with the goal of improving outcomes for cancer patients receiving radiation therapy. Shuttle has deployed its proprietary technology to develop novel cancer immunotherapies, producing a pipeline of selective HDAC inhibitors for cancer and immunotherapy applications. The Company’s HDAC platform is designed to target candidate molecules with potential roles in therapeutics beyond cancer, including autoimmune, inflammatory, metabolic, neurological and infectious diseases. The Company’s Ropidoxuridine product, which is used with radiation therapy to sensitize cancer cells, was funded by a Small Business Innovation Research (“SBIR”) contract provided by the National Cancer Institute (“NCI”), a unit of the National Institutes of Health (“NIH”). Ropidoxuridine has been further developed though the Company’s collaborations with scientists at the University of Virginia for use in combination with proton therapy to improve patient survival. Historically, and prior to the Company’s initial public offering, the Company has obtained funding to develop products through NIH grants, including a product to predict late effects of radiation with metabolite biomarkers and develop prostate cancer cell lines in health disparities research.

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

Liquidity

The Company has incurred losses since inception and a net loss of $4,952,223 during the nine months ended September 30, 2023. However, in September 2022, the Company completed its initial public offering of common stock, generating net proceeds of $10,022,193. Additionally, in January 2023, the Company entered into a securities purchase agreement with an institutional investor through which the Company sold a convertible note with a principal value of $4,300,000, along with a four year warrant to purchase 1,018,079 shares of common stock, exercisable at $2.35 per share, providing the Company with $3,590,000 in net proceeds. To date, the warrant has not yet been exercised. Consequently, the Company’s existing cash resources and marketable securities and the cash received from the equity offering are expected to provide sufficient funds to carry out the Company’s planned operations through the fourth quarter of 2024.

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

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all of the adjustments necessary to present the financial position of the Company as of September 30, 2023 and the results of operations and cash flows for the periods presented. The accompanying condensed consolidated financial statements of the Company have not been audited by the Company’s independent registered public accounting firm, except that the year-end condensed consolidated balance sheet was derived from audited financial statements. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and related notes thereto for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2023.

Basis of Consolidation

The unaudited condensed consolidated financial statements have been prepared on a consolidated basis with those of the Company’s wholly-owned subsidiary, Shuttle Pharmaceuticals, Inc. All intercompany transactions and balances have been eliminated.

Reclassifications

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions. The Company bases its estimates and assumptions on current facts, historical experience, and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected. Significant estimates are contained in the accompanying condensed consolidated financial statements for the valuation of derivatives, share-based compensation, useful lives for depreciation and amortization of long-lived assets, and the incremental borrowing rate used on right-of-use assets.

Cash and Cash Equivalents

Cash and cash equivalents include cash in bank accounts and money market funds with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. As of September 30, 2023 and December 31, 2022, cash and cash equivalents consisted of the following:

	September 30,	December 31,
	2023	2022
Cash	$2,867,519	$5,411,378
Money market funds	1,018,478	3,005,825
	$3,885,997	$8,417,203

Periodically, the Company may carry cash balances at financial institutions in excess of the federally insured limit of $250,000 per institution. The amount in excess of the FDIC insurance as of September 30, 2023 was approximately $3,256,000. The Company has not experienced losses on these accounts and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant.

Marketable Securities

Our investments in debt securities are carried at fair value. Investments in debt securities that are not classified as held-to-maturity are carried at fair value and classified as either trading or available-for-sale. Realized and unrealized gains and losses on trading of debt securities are charged to income.

The marketable securities held by the Company, which are classified as trading marketable securities, consisted of an outstanding balance of $2,920,592 and $0 as of September 30, 2023 and December 31, 2022, respectively. During the nine months ended September 30, 2023 and 2022, the Company recognized interest income of $56,720 and $0, realized gains of $1,744 and $0, and unrealized gains of $21,134 and $0, respectively.

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

Set out below are the Company’s financial instruments that are required to be remeasured at fair value on a recurring basis and their fair value hierarchy as of September 30, 2023 (none for December 31, 2022):

September 30, 2023	Level 1	Level 2	Level 3	Carrying Value
Assets
Marketable Securities:
United States Treasury Bonds	$2,920,592	$-	$-	$2,920,592
Liabilities
Derivative Liability - Warrants	$-	$-	$497,157	$497,157
Derivative Liability - Accelerated feature			15,668	15,668
Total Liabilities	$-	$-	$512,825	$512,825

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

Research and Development Expenses

Research and development expenses are charged to expense as incurred. Research and development expenses include, but are not limited to, product development, clinical and regulatory expenses, payroll and other personnel expenses, materials, supplies, related subcontract expenses, and consulting costs. In September of 2022, TCG GreenChem, Inc. (“TCG GreenChem”) was contracted for process research, development and cGMP compliant manufacture of IpdR, for which the final report was completed and delivered by TCG GreenChem during September 2023. The total project cost was $1,500,000 paid in four milestone payments. The Company has made all required milestone payments as follows: the first payment of $450,000 was paid during the quarter ended September 30, 2022, pursuant to which TCG GreenChem commenced work on the project, the second milestone payment of $300,000 was paid during the three months ended March 31, 2023, the third payment of $300,000 was paid on June 8, 2023, and the final payment of $450,000 was made during September 2023. As of the date of this filing, sufficient quantities of the API have been completed in order to perform our Phase II clinical trial. On September 14, 2023 the FDA provided written responses to Shuttle’s request for pre-investigational new drug application (PIND) meeting to discuss the clinical development of Ropidoxuridine and a new Phase II protocol in patients with unME-MGMT glioblastoma. The positive feedback from the FDA has been incorporated into the clinical trial protocol.

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

For the three and nine months ended September 30, 2023 and 2022, the following common stock equivalents were excluded from the computation of diluted net loss per share as the result of the computation was anti-dilutive.

	September 30,	September 30,
	2023	2022
Convertible notes (Note 6)	1,101,830	-
Warrants	1,446,155	20,000
Restricted stock units	168,050	-
	2,716,035	20,000

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

The Company currently has two lease agreements which allow for the use of a laboratory facility. The first is for a monthly payment of $6,480, with a security deposit of $6,480 held for the duration of the lease, and commenced on October 1, 2018, with the first payment made on January 1, 2019 and an expiry date of October 31, 2023. On February 16, 2023, the Company entered into a new lease agreement for new office and laboratory space, with base rent of $7,206 per month for a period of 64 months, which increases at the rate of 3% per year, that commenced June 1, 2023. The new lease included a six-month 50% rent abatement upon commencement. Additional common area maintenance (“CAM”) fees are charged monthly and revised annually. The estimated monthly CAM fees are $3,300 per month for the first year of the lease, which are being expensed as incurred. An irrevocable letter of credit (“LOC”) for the security deposit of $43,234 and base rent of $3,891, including 50% abatement, and $3,315 of CAM cost, was due and paid on execution of the lease agreement. Alexandria Real Estate (ARE-QRS-CORP) is the beneficiary of the LOC, and the expiry date of the LOC is February 15, 2024.

The following summarizes the right-of use asset and lease information for the Company’s operating leases:

	Nine Months Ended
	September 30,
	2023	2022
Operating lease cost	$83,230	$52,631
Sublease income	(6,377)	(4,949)
Total lease cost	$76,853	$47,682

Other information
Cash paid for operating cash flows from operating leases	$73,884	$56,617
Right-of-use assets obtained in exchange for new operating lease liability	$365,556	$-

Weighted-average remaining lease term — operating leases (year)	4.93	1.05
Weighted-average discount rate — operating leases	10.48%	10%

Future non-cancelable minimum lease payments under the operating lease liability as of September 30, 2023, are as follows:

	As of September 30, 2023
Years Ended December 31,	Lease Ending August 31, 2028	Lease Ending October 31, 2023
2023 (remaining three months)	$15,677	$6,480
2024	91,545	-
2025	94,247	-
2026	97,074	-
2027	99,986	-
2028	68,235	-
Total future minimum lease payments	466,764	6,480
Less: imputed interest	(103,785)	-
Present value of payments	$362,979	$6,480

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

During the six months ended June 30, 2023 principal payments of $685,473 and interest of $102,373 were paid. As of September 30, 2023 the principal and interest balances for the related party notes were $0.

Note 5 – Convertible Notes and Notes Payable

Alto Opportunity Master Fund, SPC

On January 11, 2023, the Company entered into a securities purchase agreement (the “SPA”) with Alto Opportunity Master Fund, SPC – Segregated Master Portfolio B, a Cayman entity (the “Investor”), pursuant to which the Company sold to the Investor a $4,300,000 convertible note (the “Alto Convertible Note”) and warrant (the “Warrant”) to purchase 1,018,079 shares of common stock, exercisable at $2.35 per share, in exchange for gross proceeds of $3,935,000 million (the “Investment Amount”) (See Note 6). The Company determined that the warrants contain a net cash settlement feature at inception and categorized the warrants as a liability in the accompanying unaudited condensed consolidated financial statements. The Alto Convertible Note matures on March 11, 2025, but may be extended at the option of the noteholder. The Alto Convertible Note amortizes on a monthly basis and the Company can make such monthly amortization payments in cash or, subject to certain equity conditions, in registered shares of common stock or a combination thereof. Installments may be deferred by the noteholder, resulting in a variable interest rate. However, the effective interest rate is approximately 366% based on the internal rate of return calculated on a series of cash flows that occur at regular intervals. For equity repayment, the Alto Convertible Note is convertible into shares of common stock at a price per share equal to the lower of (i) $2.35, (ii) 90% of the three lowest daily VWAPs of the 15 trading days prior to the payment date, or (iii) 90% of the VWAP of the trading day prior to payment date. The noteholder may convert at any time at a fixed price of $2.35 per share. The noteholder has an acceleration of installment amount conversion option (the “Acceleration Option”), whereby the noteholder, with certain share percentage limitations, can convert to common stock any outstanding installment amount at an amount equal to the installment amount plus five times (5x) the installment amount at any time. The Company has determined the Acceleration Option is an embedded derivative within the host instrument and has bifurcated it from the host instrument and recorded it as a derivative liability valued at $1,442,000, using a Monte Carlo simulation model (Note 7). The Convertible Note is repayable over 26 months and bears interest at the rate of 5% per annum. Additionally, the note contains certain redemption options and “Make Whole” provisions.

In conjunction with entry into the SPA, the Company entered into a series of related agreements, including a security agreement (the “Security Agreement”), an intellectual property security agreement (the “IP Security Agreement”) and a subsidiary guaranty (the “Subsidiary Guaranty”). The security agreements and guaranty allow, among other things, for the Investor to have a security interest in and place a lien on all of the Company’s assets and intellectual property until such time as the Alto Convertible Note is paid off. In addition, the SPA called for the Company to enter into a springing deposit account control agreement (the “Springing DACA”), which, in the event the Company defaults on its repayment of the Alto Convertible Note, would allow the Investor to assume control of the Company’s bank account only with regard to any funds remaining outstanding under the Alto Convertible Note. As such, in conjunction with entry into the SPA, the Company established a separate bank account in which it deposited the Investment Amount and pursuant to which the Company, the Investor and the bank holding the Investment Amount, First Republic Bank, entered into the Springing DACA agreement. As the Investment Amount had been held at First Republic Bank, in light of certain banking crises then affecting smaller banks, on March 12, 2023, the Company and the Investor moved the Investment Amount from First Republic Bank, after which time the Springing DACA was no longer in effect. Further, pursuant to amendments to the SPA entered into in May and June of 2023, the Company and the Investor agreed that all of the Investment Amount would be released to the Company and the relevant provision of the SPA which required the Springing DACA would no longer be deemed applicable. In addition, the Company granted the Investor the option to purchase up to an additional $10 million in convertible notes and warrants on substantially the same terms as the Alto Convertible Note and Warrant, excluding the Springing DACA requirement, with such option to be effective through December 31, 2025. The Company’s agreement with the Investor anticipates that the Company will require additional capital and, as such, provides access to additional capital that the Company may need in order to complete the Phase II clinical trial. The Company expects that such subsequent convertible notes and warrants would be issued on substantially similar terms as the January 11, 2023 initial agreement, as amended, thus providing the Company the opportunity to negotiate certain aspects of the agreement.

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

During the three and nine months ended September 30, 2023, the Company recorded interest expense of $623,465 and $1,952,147 respectively, which included amortization of debt discount as interest expense of $538,302 and $1,550,479 respectively. During the three and nine months ended September 30, 2023, the Company settled $331,800 and $1,925,700 of principal, respectively, and settled $54,096 and $294,927, respectively, of accrued interest, which settlements were made in the form of 502,087 and 2,380,996 shares of common stock, respectively, during the three and nine months ended September 30, 2023.

As of September 30, 2023, the outstanding principal for the convertible note was $2,589,300 and the debt discount remaining was $1,992,093, with a net convertible note carrying value of $597,207, which represents the current and non-current portions of the convertible note as of September 30, 2023.

Note 6 – Stockholders’ Equity

Common Stock

During the three and nine months ended September 30, 2023, the Company issued:

●	502,087 and 2,380,996 shares of common stock to settle $331,800 and $1,925,700 of principal and $54,096 and $294,927 of interest, respectively, on a Convertible Note and incurred $43,414 and $477,221 of loss on settlement, respectively.
●	15,000 and 15,000 shares of common stock issued for vesting of restricted stock units.

During the three and nine months ended September 30, 2022, the Company issued:

●	0 and 839 shares of common stock for conversion of $0 and $16,340 of accrued interest, respectively.
●	1,045 and 11,253 shares of common stock upon vesting of restricted stock units, respectively.
●	1,409,771 and 1,409,771 shares of common stock upon completion of the Company’s initial public offering for $10,031,415 and $10,031,415, respectively.
●	147,500 and 147,500 shares of common stock upon settlement of notes payable for $588,524 and $588,524, respectively.
●	2,267,551 and 2,267,551 shares of common stock upon exercise of warrants to settle notes payable for $590,574 and $590,574, respectively.
●	336,810 and 336,810 shares of common stock upon conversion of preferred shares and 100,517 to settle dividends payable for $402,068 and $402,068, respectively.

Warrants

In connection with the January 2023 Alto Convertible Note, Boustead was granted warrants to purchase 71,266 shares of common stock, at an exercise price of $2.35 per share (Note 5). In addition, Alto was granted warrants to purchase 1,018,079 shares of common stock, at an exercise price of $2.35 per share (Note 5, 7).

A summary of activity regarding all warrants issued for the nine months ended September 30, 2023 were as follows:

	Number of	Weighted Average	Average
	warrants	Exercise Price	Life (years)
Outstanding, December 31, 2022	356,810	$3.92	2.79
Granted - Boustead	71,266	2.35	5.00
Granted - Ayrton	1,018,079	2.35	4.00
Outstanding, September 30, 2023	1,446,155	$2.74	3.03

The intrinsic value of the warrants as of September 30, 2023 is $0. All of the outstanding warrants are exercisable as of September 30, 2023.

Equity Incentive Plan

Our 2018 Equity Incentive Plan (the “2018 Plan”) provides for equity incentives to be granted to our employees, executive officers, directors and key advisers and consultants. Equity incentive grants may be made in the form of stock options with an exercise price of not less than the fair market value of the underlying shares as determined pursuant to the 2018 Equity Incentive Plan, restricted stock awards, other stock-based awards, or any combination of the foregoing. The 2018 Equity Incentive Plan is administered by the Company’s compensation committee. We have reserved 3,000,000 shares of our common stock for issuance under the 2018 Equity Incentive Plan. As of September 30, 2023, 578,180 shares have been granted under the 2018 Equity Incentive Plan, of which 410,130 shares have vested.

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

During the nine months ended September 30, 2023 and 2022, pursuant to agreements with directors and officers, 159,326 and 0 RSUs with a value of $291,400 and $0 were granted and compensation expense for the RSUs of $95,438 and $356,733, respectively, and was included in compensation under Research and Development.

As of September 30, 2023, there was $257,072 of unrecognized RSU compensation cost related to non-vested share-based compensation arrangements which is expected to be recognized by the end of May 31, 2026.

A summary of activity regarding the Restricted Stock Units issued follows:

	Number of RSU	Weighted Average Grant Date Fair Value Per RSU
Outstanding, December 31, 2022	99,273	$15.06
Granted	159,326	1.83
Vested	(90,549)	-
Outstanding, September 30, 2023	168,050	$1.98

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

We classified these derivative liabilities as a Level 3 fair value measurement and used the Monte Carlo pricing model to calculate the fair value as of January 11, 2023 ($2,631,000 included in debt discount) and September 30, 2023 ($512,825). Key inputs for the simulation are summarized below. The Monte Carlo simulation uses an implied VWAP for the January 11, 2023 valuation date. The implied VWAP was backsolved by setting the summation of the parts (e.g., derivatives and debt without derivatives) equal to the cash proceeds. The simulation was then iterated and manipulated to solve for the implied share price, which was approximately $1.58 per share (or an approximate 14% discount to the quoted market VWAP on January 11, 2023).

The key inputs for the Monte Carlo simulation for the nine months ended September 30, 2023, were as follows:

Net cash settlement and down round key valuation inputs – warrants
Annualized volatility	58.91% - 95.99%
Risk-free interest rate	4.77% - 5.55%
VWAP	0.49 - 0.59
Dividend yield	0%
Exercise price	2.35
Probability of fundamental transaction	5% - 25%
Date of fundamental transaction	0.28 years to 3.28 years

*	Based on a Monte Carlo simulation analysis of 75,000 – 100,000 iterations

Acceleration option key valuation inputs
Annualized volatility	17.23% - 54.7%
Risk-free interest rate	5.16% - 5.55%
VWAP	0.49 - 0.59
Probability of fundamental transaction	5% - 25%
Date of fundamental transaction	0 years to 1.45 years

*	Based on a Monte Carlo simulation analysis of 75,000 – 100,000 iterations

The following table summarizes the changes in the derivative liabilities:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Warrants	Accelerated Feature
Balance - December 31, 2022	$-	$-
Addition of new derivatives	1,189,000	1,442,000
Gain on change in fair value	(383,000)	(858,000)
Balance - March 31, 2023	$806,000	$584,000

Gain on change in fair value	(328,243)	(106,032)
Balance - June 30, 2023	$477,757	$477,968

(Gain) loss on change in fair value of the derivative	19,400	(462,300)
Balance - September 30, 2023	$497,157	$15,668

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance - December 31, 2021	$94,025
Gain on change in fair value - warrants	(94,025)
Balance - September 30, 2022	$-

Note 8 – Subsequent Events

Management evaluated all additional events subsequent to the balance sheet date through the date the unaudited interim condensed consolidated financial statements were issued and determined that, other than as set forth below, there were no items required to be disclosed.

On October 24, 2023, the Company entered into a license agreement (the “License Agreement”) with Georgetown University (“Georgetown”), pursuant to which Georgetown agreed to license the invention known as “Predictive Biomarkers for Adverse Effects of Radiation Therapy,” (U.S. Application No. 17/476,148, titled Predictive Biomarkers for Adverse Effects of Radiation Therapy, filed on September 15, 2021) (the “Intellectual Property”), which had previously been developed by the Company’s officers when they were employees of Georgetown. Under the terms of the License Agreement, the Company will be entitled to use the Intellectual Property on a worldwide basis in exchange for making certain milestone payments and adhering to other terms of the License Agreement: including initiating a validation clinical trial of the Licensed Product, completion of the validation of the clinical trial in relation to the Licensed Products, obtaining U.S. regulatory approval of the Licensed Product, and reaching certain fundraising and sales milestones in relation to the Licensed Product. In addition, assuming the Company successfully obtains FDA approval and commences commercial sale of the Licensed Product, the Company will be obligated to pay at least a guaranteed minimum royalty payment each year following the First Commercial Sale (as defined in the License Agreement), along with earned royalty payments of 5% of any Net Sales of any Licensed Product or Licensed Method sold in the Licensed Territory.

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

Operations to date have focused on continuing our research and development efforts to advance Ropidoxuridine clinical testing and improved drug formulation, to advance HDAC6 inhibitor (SP-2-225) preclinical development, and complete SBIR contract work on predictive biomarkers of radiation response, as well as prostate cell lines for health disparities research. We received Small Business Innovation Research (“SBIR”) contract funding from the National Institutes of Health (“NIH”) for the aforementioned projects. The clinical development of Ropidoxuridine has shown drug bioavailability and a maximum tolerated dose has been established for use in Phase II clinical trials. TCG GreenChem, Inc. (“TCG GreenChem”), with whom we have contracted for process research, development and cGMP compliant manufacture of IPdR, has successfully completed the initial manufacturing campaign for the active pharmaceutical ingredient (API) of Ropidoxuridine for use in the Company’s upcoming Phase II clinical trial in brain cancer patients undergoing radiation therapy. Shuttle has been working concomitantly with TCG GreenChem to manufacture API and University of Iowa Pharmaceuticals to develop the formulation and packaging of the drug product into capsules for clinical use. Both activities have now been completed. In addition, Shuttle received a positive response from the Type B pre-IND meeting with the FDA and is following the guidance provided by the FDA for the proposed Phase II clinical trial. With this, the Company believes it remains on track to commence its Phase II clinical study in the fourth quarter of 2023. The radiation biomarker project and the health disparities project have been completed and the company is following up with plans for clinical validation and potential commercialization. Changes in operational, administrative, legal and professional expenses related to our operations are set forth in more detail in the discussion below.

Results of Operations

Comparison of the three months ended September 30, 2023 and 2022

The following table summarizes the results of our operations:

	Three Months Ended
	September 30,
	2023	2022	Change	%
Revenue	$-	$-	$-	-
Operating expenses:
Research and development, net of contract reimbursements	1,140,307	669,038	471,269	70%
General and administrative	170,423	81,864	88,559	108%
Legal and professional	288,416	70,566	217,850	309%
Total operating expenses	1,599,146	821,468	777,678	95%
Other income (expense):
Interest expense - related parties	-	(13,725)	13,725	(100)%
Interest expense	(623,465)	(604,716)	(18,749)	3%
Change in fair value of marketable securities	9,606	-	9,606	100%
Interest income	20,765	-	20,765	100%
Change in fair value of derivative liabilities	442,900	112,797	330,103	293%
Loss on settlement of convertible debt	(43,414)	-	(43,414)	(100)%
Gain on settlement of accounts payable	-	328,687	(328,687)	(100)%
Total other expense	(193,608)	(176,957)	(16,651)	9%
Net loss	$1,792,754	$998,425	$794,329	80%

Research and Development, net of contract expense reimbursements. Research and development (“R&D”) expense was $1,140,307 for the three months ended September 30, 2023, as compared to $669,038 for three months ended September 30, 2022. The increase of $471,269, or 70%, is primarily related to the Company increasing R&D spending as a result of having received funding from the Company’s initial public offering in the third quarter of fiscal 2022 and, the convertible note issued during the period ended March 31, 2023.

Compensation related expenses were $395,235 in the three months ended September 30, 2023 as compared to $200,541 in the three months ended September 30, 2022. Compensation related expenses increased from 29.7% of total R&D in the three months ended September 30, 2022 to 34.7% for the three months ended September 30, 2023. Subcontract work made up 66.6% of total R&D expenses in the three months ended September 30, 2022 and 60.0% of total R&D expenses during the three months ended September 30, 2023.

General and Administrative Expenses. General and Administrative expenses in the three months ended September 30, 2023 increased by $88,560, or 108%, from $81,864 in the three months ended September 30, 2022 to $170,424 in the three months ended September 30, 2023. The increase in general and administrative expenses was primarily due to increases in insurance expenses of $21,731, director fees of $31,250 and advertising costs of $34,550, which increased expenses were offset by reduced corporate filing fees of $27,200.

Legal and Professional Expenses. During the three months ended September 30, 2023, legal and professional expenses increased by $217,850 or 309%. The increase in legal and professional fees was primarily due to increases in our expenses related to our public filing requirements, contracts and financing related work.

Other Income Expense. Other expense was $193,608 for the three months ended September 30, 2023, which consisted of $623,465 in interest expense on convertible loans, interest income of $20,765, loss on settlement of convertible debt of $43,414, change in marketable securities of $9,606, and a gain on change in fair value of derivative liabilities of $442,900. Other expense was $176,957 for the three months ended September 30, 2022, which consisted of $604,716 in interest expense, $13,725 in interest expense on related party loans, gain on settlement of accounts payable of $328,687 and change in fair value of derivative liability of $112,767.

Comparison of the nine months ended September 30, 2023 and 2022

The following table summarizes the results of our operations:

	Nine Months Ended
	September 30,
	2023	2022	Change	%
Revenue	$-	$-	$-	-
Operating expenses:
Research and development, net of contract expense reimbursements	3,084,488	1,048,821	2,035,667	194%
General and administrative	452,342	104,711	347,631	332%
Legal and professional	1,072,728	659,958	412,770	63%
Total operating expenses	4,609,558	1,813,490	2,796,068	154%
Other income (expense):
Interest expense - related parties	(6,825)	(39,108)	32,283	(83)%
Interest expense	(1,952,147)	(920,660)	(1,031,487)	112%
Interest income	56,720	-	56,720	100%
Finance fee	(104,245)	-	(104,245)	(100)%
Change in fair value of derivative liabilities	2,118,175	94,025	2,024,150	2,153%
Gain on sale of marketable securities	1,744	-	1,744	100%
Change in fair value of marketable securities	21,134	-	21,134	100%
Loss on settlement of convertible debt	(477,221)	-	(477,221)	(100)%
Gain on settlement of accounts payable	-	328,687	(328,687)	(100)%
Gain on forgiveness of Paycheck Protection Program note payable	-	73,007	(73,007)	(100)%
Total other expense	(342,665)	(464,049)	121,384	(26)%
Net loss	$4,952,223	$2,277,539	$2,674,684	117%

Research and Development, net of contract expense reimbursements. R&D expense was $3,084,488 for the nine months ended September 30, 2023, as compared to $1,260,276 less the final $211,455 reimbursement from the Topic 345: Predictive Biomarkers of Prostate Cancer NIH contract for a net of $1,048,821 for the nine months ended September 30, 2022. The increase of $2,035,667, or 194%, is primarily related to the Company increasing R&D spending as a result of funding received from the Company’s initial public offering in the third quarter of fiscal 2022 and the convertible note issued during the first quarter of fiscal 2023 and the $211,455 reimbursement received in the same period in the prior year.

Compensation related expenses were $1,468,277 in the nine months ended September 30, 2023 as compared to $727,421 in the nine months ended September 30, 2022. Compensation related expenses decreased from 57.7% of total R&D, excluding reimbursements, in the nine months ended September 30, 2022 to 47.6% for the nine months ended September 30, 2023. Subcontract work made up 35.7% of total R&D expenses, excluding reimbursements, in the nine months ended September 30, 2022 and 48.3% of total R&D expenses during the nine months ended September 30, 2023. Other general R&D expenses, including supplies and rent were 6.6% in the nine months ended September 30, 2022 and 4.1% in the nine months ended September 30, 2023.

General and Administrative Expenses. General and Administrative expenses in the nine months ended September 30, 2023 increased by $347,631, or 332%, from $104,711 in the nine months ended September 30, 2022 to $452,342 in the nine months ended September 30, 2023 primarily due to increases in insurance expenses of $93,494, director fees of $100,000, advertising expenses of $88,361 and corporate filing fees of $27,120.

Legal and Professional Expenses. During the nine months ended September 30, 2023, legal and professional expenses increased by $412,770 or 63%. The increase in legal and professional fees was primarily due to increases in our expenses related to public filing requirements, contract work and financing activities.

Other Income Expense. Other expense was $342,665 for the nine months ended September 30, 2023, which consisted of $1,952,147 in interest expense on convertible loans, $6,825 in interest expense on related party loans, interest income of $56,720, finance fee on convertible loans of $104,245, loss on settlement of convertible debt of $477,221, gain on sale of marketable securities of $1,744, unrealized gain on marketable securities of $21,134, and a gain on change in fair value of derivative liabilities of $2,118,175. Other expense was $464,049 for the nine months ended September 30, 2022, which consisted of $920,660 in interest expense, $39,108 in interest expense on related party loans and gains on change in derivative liability of $94,025, gain on settlement of accounts payable of $328,687 and forgiveness of Paycheck Protection Program note payable of $73,007.

Liquidity and Capital Resources

Our capital needs to date have been met by funds raised through our initial public offering and a subsequent convertible note offering, private placement offerings of our securities, as well as through contributions from existing stockholders, SBIR contracts and other grants. In the nine months ended September 30, 2023, we raised a net total of $3,590,000 after finder’s fees through the sale of convertible notes and warrants. In the year ended December 31, 2022, we raised a total of $10,672,908 through the sale of shares of common stock, convertible notes, and warrants. In addition, since inception, we have received a total of $5,531,722 in SBIR contracts and other grants received primarily through the NIH.

We believe that we will continue to expend substantial resources for the foreseeable future in relation to completion of clinical development and regulatory preparedness of our product candidates, preparations for a commercial launch of our product candidates, if approved by the FDA, and development of any other current or future product candidates we may choose to develop. These expenditures will include costs associated with research and development, conducting preclinical studies and clinical trials, obtaining marketing approvals, and, if we are not able to enter into planned collaborations, manufacturing and supply as well as marketing and selling any products approved for sale. In addition, other unanticipated costs may arise. Because the outcome of any drug development process is highly uncertain, we cannot reasonably estimate the actual amounts necessary to complete the development and commercialization of our current product candidates, if approved, or future product candidates that may be developed, if any.

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

Balance Sheet Data:

	September 30,	December 31,
	2023	2022	Change	%
Current assets	$6,995,608	$8,578,351	$(1,582,743)	(18)%
Current liabilities	810,437	975,676	(165,239)	(17)%
Working capital	$6,185,171	$7,602,675	$(1,417,504)	(19)%

As of September 30, 2023, total current assets were $6,995,608 and total current liabilities were $810,437, resulting in working capital of $6,185,171. As of December 31, 2022, total current assets were $8,578,351 and total current liabilities were $975,676, resulting in a working capital of $7,602,675. The current assets primarily resulted from $3,590,000 net cash received from the issuance of a convertible note payable and $783,608 repaid for a related party notes ($685,473 in principal and $98,135 of accrued interest), for net cash provided by issuance and settlement of notes for the period of $2,904,527. Additionally, we continued progress on our R&D programs during the period ended September 30, 2023. The decrease in current liabilities is primarily due to the current portion of the $4,300,000 convertible note which is $462,825, accrued interest of $106,578 an increase in accounts payable of $63,255, offset by the reduction of $783,608 in related party notes payable and accrued interest.

Cash Flows from Operating Activities

	Nine Months Ended
	September 30,
	2023	2022	Change	%
Cash used in operating activities	$(4,518,973)	$(2,030,587)	$(2,488,386)	123%
Cash used in investing activities	$(2,916,760)	$-	$(2,916,760)	(100)%
Cash provided by financing activities	$2,904,527	$10,646,228	$(7,741,701)	(73)%
Cash on hand	$3,885,997	$9,120,390	$(5,234,393)	(57)%

To date, we have not generated positive cash flows from operating activities. For the nine months ended September 30, 2023, net cash flows used in operating activities was $4,518,973, consisting of a net loss of $4,952,223, increased by a gain on change in derivative liabilities of $2,118,175, offset by amortization of debt discount of $1,654,724, loss on settlement of convertible debt of $477,221, accrued interest settled with common stock of $294,927, stock-based compensation of $95,438 and further reduced by a net change in working capital of $47,165. For the nine months ended September 30, 2022, net cash flows used in operating activities was $2,030,587, consisting of a net loss of $2,277,539, reduced by depreciation expense of $4,484, gain on change in warrant liability of $94,025, amortization of debt discount of $885,505, stock-based compensation of $356,733, gain on forgiveness of the PPP loan of $73,007, gain on settlement of accounts payable of $328,687 and a net change in working capital of $516,676.

Cash Flows from Investing Activities

For the nine months ended September 30, 2023, we invested in trading marketable securities for $2,977,714 and received $80,000 in proceeds from disposition of marketable securities and purchased $19,046 of equipment. For the nine months ended September 30, 2022, we had no investing activities.

Cash Flows from Financing Activities

For the nine months ended September 30, 2023, we received a net of $3,590,000 from the sale and issuance of convertible notes payable and warrants and repaid $685,473 in related party notes payable. For the nine months ended September 30, 2022, we received $10,045,513 from the issuance of common shares and $650,715 from the issuance of convertible notes and repaid $50,000 of notes payable.

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

In the preparation of our Quarterly Report on Form 10-Q for the period ended September 30, 2023, we identified certain deficiencies in our internal controls over financial reporting related to the following financial reporting areas to be material weaknesses: accounting policy and documentation of management’s contemplation of the accounting treatment and implications over significant unusual transactions, and adequate controls over financials statement close process and financial reporting reviews. Based on this evaluation, as a result of our material weaknesses in internal controls over financial reporting, management concluded that our disclosure controls and procedures were not effective as of September 30, 2023.

Changes in Internal Controls

In connection with our continued monitoring and maintenance of our controls procedures as part of the implementation of Section 404 of the Sarbanes-Oxley Act, we continue to review and improve the effectiveness of our internal controls. The following changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period ending September 30, 2023 or subsequent to the date the Company completed its evaluation, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting were:

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

(5)	Segregation of approval and review of financial transactions.

(6)	Implementation of a more rigorous schedule to accommodate additional analyses related to convertible notes.

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

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

Item 6. Exhibits

The following exhibits are filed or furnished with this report:

Exhibit No.	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 333-265429) filed on June 3, 2022).
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation, effective March 30, 2022 (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (File No. 333-265429) filed on June 3, 2022).
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation, effective June 22, 2022 (incorporated by reference to Exhibit 3.5 to the Registration Statement on Form S-1/A (File No. 333-265429) filed on June 23, 2022).
3.4	Second Amended and Restated By-Laws (incorporated by reference to Exhibit 3.1 to the current Report on Form 8-K filed on November 1, 2022).
4.1	Form of Convertible Note, dated January 11, 2023, issued by Shuttle Pharmaceuticals Holdings, Inc. to Alto Capital Master Fund, SPC – Segregated Master Portfolio B (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed January 12, 2023).
4.2	Form of Warrant, dated January 11, 2023, issued by Shuttle Pharmaceuticals Holdings, Inc. to Alto Capital Master Fund, SPC – Segregated Master Portfolio B (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed January 12, 2023).
10.1	Consulting Agreement, dated October 1, 2023, between Shuttle Pharmaceuticals Holdings, Inc. and Joseph Armstrong (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed October 5, 2023).
10.2

License Agreement, dated October 24, 2023, by and between Shuttle Pharmaceuticals Holdings, Inc. and Georgetown University (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed October 30, 2023).+

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

* Filed herewith.

**Furnished herewith.

+Certain portions of the exhibit have been redacted in accordance with Item 601(b) of Regulation S-K. The Company will supplementally furnish an unredacted copy to the SEC upon requested; provided however, that the Company may request confidential treatment pursuant to Ruel 24b-2 of the Securities Exchange Act of 1934, as amended, to the extent so furnished.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHUTTLE PHARMACEUTICALS HOLDINGS, INC.

November 13, 2023	By:	/s/ Anatoly Dritschilo
Anatoly Dritschilo, M.D.
Chief Executive Officer
(Principal Executive Officer)

November 13, 2023	By:	/s/ Michael Vander Hoek
Michael Vander Hoek
Chief Financial Officer
(Principal Financial and Accounting Officer)

