Form 10-K
period 2023-12-31
Shuttle Pharmaceuticals Holdings, Inc.
filed 2024-03-21
CIK 1757499

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock, par value $0.00001 per share, held by non-affiliates of the registrant, as computed by reference to the June 30, 2023 closing price reported by Nasdaq, was approximately $11,712,797.

The number of shares outstanding of the registrant’s common stock on March 20, 2024, was 16,794,893

Shuttle Pharmaceuticals Holdings, Inc.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K (including the section regarding Management’s Discussion and Analysis and Results of Operations, the “Annual Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are based on our management’s beliefs and assumptions and on information currently available to our management. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements relate to future events or our future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. All statements other than statements of historical facts contained in this Form 10-K are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “could,” “will,” “would,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “intend,” “predict,” “seek,” “contemplate,” “project,” “continue,” “potential,” “ongoing” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

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

You should not place undue reliance on forward-looking statements, because they involve known and unknown risks, uncertainties, and other factors, which are, in some cases, beyond our control and which could materially affect results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed in the reports we filed with the Securities and Exchange Commission (the “SEC”). Actual events or results may vary significantly from those implied or projected by the forward-looking statements due to these risk factors. No forward-looking statement is a guarantee of future performance. You should read this Annual Report, the documents that we reference in this Annual Report and the documentation we have filed as exhibits thereto with the SEC, with the understanding that our actual future results and circumstances may be materially different from what we expect.

Unless the context otherwise requires, the terms “the Company,” “Shuttle Pharma,” “we,” “us,” and “our” in this Annual Report refer to Shuttle Pharmaceuticals Holdings, Inc.

PART I

Item 1. Business

We are a clinical stage pharmaceutical company leveraging our proprietary technology to develop novel therapies designed to cure cancers. Our goal is to extend the benefits of cancer treatments with surgery, radiation therapy, chemotherapy and immunotherapy. Radiation therapy (“RT”) is one of the most effective modalities for treating cancers. We are developing a pipeline of products designed to address the limitations of the current cancer therapies as well as to extend to the new applications of RT. We believe that our product candidates will enable us to deliver cancer treatments that are safer, more reliable and at a greater scale than that of the current standard of care.

Our product candidates include Ropidoxuridine, Extended Bio-availability Ropidoxuridine (IPdR/TPI), and a platform of HDAC inhibitors (SP-1-161, SP-2-225 and SP-1-303). In December 2023, we submitted an Investigational New Drug (“IND”) application with the U.S. Food and Drug Administration (“FDA”) to support the next phase of development of Ropidoxuridine. In January 2024, we received the ‘Safe to Proceed’ letter from the FDA for our IND application for the Phase II study of Ropidoxuridine (IPdR) as a radiation sensitizing agent during radiotherapy in patients with newly diagnosed IDH-wildtype glioblastoma with unmethylated MGMT promoter. Receipt of the letter allows us to commence the Phase II study of Ropidoxuridine (IPdR). We have applied for and received FDA approval of Orphan designation for Ropidoxuridine and RT for treating brain cancer (glioblastoma). We believe our management team’s expertise in radiation therapy, combined modality cancer treatment and immuno-oncology will help drive the development and, if approved, the commercialization of these potentially curative therapies for patients with aggressive cancers.

Radiation Oncology has gone through transformative technological innovation over the last several years to better define tumors, allow improved shaping of radiation delivery and support dose escalation with shorter courses of treatment. Furthermore, achieving higher dose distributions within tumor volumes has reached a practical plateau, since cancers are frequently integrated with or surrounded by more sensitive normal tissues and further dose escalation increases risks of tissue necrosis. To increase cancer cures at maximally tolerated radiation doses, pharmacological and biological modifications of cells are needed to sensitize cancers, protect normal tissues, and stimulate the immune system to react against antigens produced by irradiated, damaged cancer cells. Drugs that show sensitizing properties, or the ability to make cancer cells more sensitive to radiation, offer a solution to this problem. Currently, such drugs are chemotherapy agents used off-label, and many have inherent toxicities since they were designed for direct cancer treatments and not for sensitization.

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

Our Pipeline

We are currently developing a pipeline of small molecule radiation sensitizers and immune response regulating drugs. Our most advanced product candidate is Ropidoxuridine, an orally available halogenated pyrimidine with strong cancer radiation sensitizing properties in preclinical studies. In addition, we have a pipeline of complimentary product candidates that we are developing to address a host of solid tumor cancer indications. Our pipeline is represented in the diagram below:

Timeline for clinical phase (Ropidoxuridine) and pre-clinical phase (HDAC inhibitors) pipeline.

Our lead product candidates include:

●	Ropidoxuridine (IPdR) is our lead candidate radiation sensitizer for use in combination with RT to treat brain tumors (glioblastoma) and sarcomas. Phase I clinical trial results supported by Shuttle Pharma and the NCI (CTEP) were reported in the medical journal, Clinical Cancer Research, in July 2019, by our SBIR subcontractor. Eighteen patients completed dose escalations to 1,800 mg/day for 30 days, establishing the maximum tolerated dose (MTD) of 1,200 mg/day in combination with RT. Four partial responses, nine stable disease and one progressive disease in target lesions were reported. Four patients did not have measurable disease and, as a result, were not evaluable. These Phase I trial results demonstrate oral bioavailability and an MTD of 1,200 mg per day for 28 days for use in combination with radiation for Phase II clinical trials that we propose to perform in brain tumors and in sarcomas. The brain tumor, glioblastoma multiforme (GB) is eligible for orphan disease designations. Shuttle Pharma has advanced drug manufacture and formulation and prepared a clinical protocol of a “Phase 2 Single-Arm Study of IPdR as a Radiation Sensitizing Agent During Radiotherapy in Patients with Newly Diagnosed IDH-Wildtype MGMT Unmethylated Glioblastoma Multiforme.” In December 2023, we submitted an IND application with the FDA to support the next phase of development of Ropidoxuridine. In January 2024, we received the ‘Safe to Proceed’ letter from the FDA for our IND application for the Phase II study of Ropidoxuridine (IPdR) as a radiation sensitizing agent during radiotherapy in patients with newly diagnosed IDH-wildtype glioblastoma with unmethylated MGMT promoter. Receipt of the letter allows us to commence the Phase II study of Ropidoxuridine (IPdR).

●	Ropidoxuridine and Tipiracil (IPdR/TPI) is a new combination formulation demonstrating extended bioavailability after oral administration in an animal model system. The IPdR/TPI formulation will undergo preclinical development for use as a radiation sensitizer of rectal cancers after the Phase II brain tumor clinical trial has been initiated.

●	SP-1-161 is Shuttle Pharma’s pre-clinical candidate lead HDAC inhibitor, radiation sensitizing candidate product. This pan HDAC inhibitor initiates the mutated in ataxia-telangiectasia (ATM) response pathway. Using rational drug design, we discovered dual function molecules, HDAC inhibitors and ATM activators capable of sensitizing cancer cells to radiation and protecting normal cells. The drug candidate may serve as a direct chemotherapeutic agent or as radiation sensitizers for treating cancers.

●	SP-2-225 is Shuttle Pharma’s pre-clinical class IIb selective HDAC inhibitor that selectively affects histone deacetylase HDAC6. SP-2-225 has effects on the regulation of the immune system. The interactions of RT with the immune response for cancer treatment are of great current interest, offering insight into potential mechanisms for primary site and metastatic cancer treatment. For this reason, Shuttle Pharma has selected SP-2-225 as the candidate lead HDAC inhibitor for preclinical development. We have contracted with investigators at Georgetown University to perform preclinical studies of immune activation after radiation therapy in an animal tumor model. Requests for proposals for advancing drug manufacture and IND-enabling studies have been submitted and are under review to enable drug development to a Phase I clinical trial in 2024. With the introduction of check-point inhibitors, CAR-T therapies and personalized medicine in cancer, regulation of the immune response following RT is of significant clinical and commercial interest.

●	SP-1-303 is Shuttle Pharma’s pre-clinical selective Class I HDAC inhibitor that preferentially affects histone deacetylases HDAC1 and HDAC3 members of the class I HDAC family of enzymes. SP-1-303 data show direct cellular toxicity in ER positive breast cancer cells. Furthermore, SP-1-303 increases PD-L1 expression. A manuscript reporting completed preclinical in vitro studies is in preparation. We plan to seek collaborations to complete SP-1-303 pre-clinical development in 2024.

Our Approach

We believe that we have established a leadership position in radiation sensitizer discovery and development. Over approximately seven years of research, we have identified two clinical phase product candidates and discovered new pre-clinical molecules using our proprietary platform technologies to increase the therapeutic index for patients receiving radiation for treatment of solid tumors. Our development strategy has four key pillars: (1) to improve the efficacy of RT by demonstrating improved disease-free survival rates in patients who undergo radiation therapy, (2) reduce the amount of radiation needed for a favorable tumor response, thereby limiting the potential for radiation related toxicities to healthy cells, (3) decrease the extent of surgery needed to remove cancers and improve quality of life, and (4) leverage our next generation technologies to create drugs that regulate the immune response assisting immune checkpoint and CAR-T therapies and other personalized medicines targeting cancers.

We propose to perform Phase I and Phase II clinical trials to advance our clinical product candidates. In addition, candidate HDAC inhibitor molecules will be tested in animal models, and IND-enabling studies will be performed to prepare for Phase I clinical trials.

To date, we have been awarded three SBIR contracts from the NIH to:

●	Develop IPdR as a radiation sensitizer for the treatment of gastro-intestinal cancers, in combination with radiation therapy. This funding provided partial support for the Phase I clinical trial of Ropidoxuridine and RT.

●	Develop prostate cancer cell cultures from African-American men, with donor matched normal prostate cells, establishing 50 pairs for accelerating research to reduce prostate cancer health disparities in African-American men. This project was funded under “Moonshot” designation and Shuttle Pharma is eligible to submit an application for additional SBIR (Phase IIb) funding to establish the infrastructure required to expand and distribute cells for research purposes. Cells from African-American patients are distributed to investigators who are conducting health disparities research.

●	Develop predictive biomarkers for determining outcomes for prostate cancer patients following treatment with SBRT. This SBIR-funded project was completed on March 15, 2022 and Shuttle Pharma is eligible to apply for additional funding through the SBIR (Phase IIb) mechanism The Phase IIb SBIR grant mechanism is designed to de-risk clinical validation to develop the predictive biomarkers to commercialization. Shuttle Pharma has licensed the intellectual property for the prostate cancer predictive biomarker test from Georgetown University and will seek additional investment from the public market to advance clinical development through its Shuttle Diagnostics entity.

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

Our Strategy

Our goal is to maintain and build upon our leadership position in radiation sensitization. We plan to develop Ropidoxuridine and the HDAC6 inhibitor (SP-2-225) and, if approved by the FDA, commercialize our product candidates for the treatment of cancers. While this process may require years to complete, we believe achieving this goal could result in new radiation sensitizer and immunotherapy products. Key elements of our strategy include:

●	Capitalize on Ropidoxuridine as an orally available, small molecule radiation sensitizer. To date, there is one drug (Cetuximab, a monoclonal antibody) approved by the FDA specifically as a radiation sensitizer. If we are successful in developing Ropidoxuridine and obtaining FDA approval, a small molecule sensitizer would then be enabled for clinical applications for radiation sensitization indications.

●	Expand our leadership position within radiation sensitizers. In addition to our traditional radiation sensitizers, we plan to advance our near-term pipeline to include radiation sensitizers for proton therapy. Proton Therapy is growing worldwide as a form of radiation therapy due to its unique beam shaping characteristics. As a result, this new technology offers a major opportunity for Shuttle Pharma to strive to develop an innovative and well-tolerated drug for proton therapy sensitization.

●	Execute a disciplined business development strategy to strengthen our portfolio of product candidates. We have built our current product pipeline through in-house discovery, development, partnerships with leading academic institutions and through in-licensing. We will continue to evaluate new in-licensing opportunities and collaboration agreements with leading academic institutions and other biotechnology companies around programs that seek to address areas of high unmet need and for which we believe there is a high probability of clinical success, including programs beyond our target franchise areas and current technology footprint.

●	Invest in our HDAC platform technology and maximize its utility across cancer therapies. We are initially applying the platform to develop drugs for cancer radiation sensitization, normal tissue radiation protection and post radiation immune stimulation. Based on the data we have obtained thus far, these drugs are immune regulatory. We intend to invest to develop other properties of our platform technology, as well.

●	Enter into collaborations to realize the full potential of our platform. The breadth of our HDAC technology platform enables other therapeutic applications, including radiation sensitization and immune therapy. We intend to seek collaborations centered on our platform to maximize applications for cancer treatment.

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

The growth in the number of patients with cancers is being driven by an aging population and improved diagnostic tools. According to the National Cancer Institute (NCI), more than half (~50 - 60%) of all cancer patients undergo some type of radiotherapy during the course of their treatment. Confirming the patient estimate from the NCI, the American Society for Therapeutic Radiology and Oncology (ASTRO) factsheet states approximately 67% of approximately 1.25 million cancer patients are treated with radiation therapy annually, either one or more times. In addition, in a study published by the Journal of Clinical Oncology in 2016, it is estimated that the number of cancer patients needing radiation therapy will increase by 22% in the next 10 years. (See “The Future of Radiation Oncology in the United States From 2010 to 2020: Will Supply Keep Pace With Demand?” Benjamin D. Smith, Bruce G. Haffty, Lynn D. Wilson, Grace L. Smith, Akshar N. Patel, and Thomas A. Buchholz Journal of Clinical Oncology 2010 28:35, 5160-5165).

The American Society of Clinical Oncology (ASCO) estimates more than 80% of cancers in the U.S. occur in people in the age group of 50 and above with over 60% of cancers occurring in those 65 and over. (See, 2018 Clinical Cancer Advances Report, American College of Clinical Oncology, 2018). For example, according to the American Cancer Society (ACS), more than 90% of colorectal cancer patients are individuals aged 50 years and older, with approximately 40% of all cases occurring in patients aged 75 years and over. The Colon Cancer Alliance estimates that 90% of new cases and 95% of deaths from colorectal cancers occur in people aged 50 or older. Also, the U.S. Census estimates that the age group of 65-84 will grow by 23% within the next five years, indicating a likely increase in the overall number of cancer patients in the U.S.

The table below details the number of cancers estimated in the United States in 2024:

Estimated New Cancer Cases in the U.S.

Male			Female
Prostate	299,010	27%	Breast	310,720	31%
Lung & bronchus	116,310	12%	Lung & bronchus	118,270	13%
Colon & rectum	81,540	8%	Colon & rectum	71,270	8%
Urinary bladder	118,330	6%	Uterine corpus	67,880	7%
Melanoma of the skin	59,170	6%	Melanoma of the skin	41,470	5%
Kidney & renal pelvis	52,380	5%	Thyroid	31,520	3%
Non-Hodgkin lymphoma	44,590	4%	Non-Hodgkin lymphoma	36,030	4%
Oral cavity & pharynx	41,510	4%	Kidney & renal pelvis	29,230	3%
Leukemia	36,450	4%	Pancreas	31,910	3%
Pancreas	34,530	3%	Leukemia	26,320	3%
All sites	983,160		All sites	934,870

ACS Facts & Figures, 2024

The U.S. estimated incidence, deaths and five-year survival rate of cancer patients responsive to radiation therapy is significant (ACS Facts & Figures, 2024). The top cancers responsive to radiation are shown, based on the number of newly diagnosed patients. The incidence rates for some cancers are increasing by approximately 1-2% per year in the U.S. The number of newly diagnosed patients is significant and growing due to the aging of the population and improved diagnostic techniques.

The cancers listed above illustrate the opportunity presented for radiation sensitizers. Of note is the low five-year survival of pancreas, brain, lung and esophagus cancers—all are candidates for Shuttle Pharma’s pipeline of radiation sensitizing compounds. Cancers with low survival rates are of interest since they show a high unmet need for new therapeutics and an opportunity for Shuttle Pharma to gain significant uptake of their pipeline compounds.

Factors that present challenges and may restrict growth in the radiation sensitizer market include the safety and tolerability of many of the newer agents with radiation sensitizing properties; a regulatory environment that engenders greater levels of scrutiny of clinical practice issues; the high cost of newer agents; and the changing (and more restrictive) reimbursement environment in radiation oncology through CMS (Center for Medicare and Medicaid Services) and private payors. These factors may negatively impact the potential for growth in the U.S. market.

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

Many of the new agents are molecularly targeted therapies that are biologic in their development and manufacturing. The cost of the newer agents can be significant. For example, the cost for Avastin for one treatment course as a radiation sensitizer is estimated at $9,000-12,000 according to one Key Opinion Leader in the U.S. (Carl Schmidt, Consultant, Shuttle Pharmaceuticals Holdings, Inc., Business Plan 2018). Recently, a CAR-T gene therapy from Novartis was launched with a yearly cost of $475,000. Further, as many private payors scrutinize the cost and appropriate use of newer drugs, they require physicians to provide justification through prior authorization requests, use of step therapy and guidelines that delay treatment, increase administrative costs and limit the therapeutic choices for physicians and hospitals.

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

Beyond efforts at cost containment by insurers (which often require patients to first be prescribed lower cost drugs to determine effectiveness prior to allowing for reimbursements for more expensive (or less cost effective) drugs), payors are also looking toward implementing clinical pathways as a way to maintain or improve health outcomes while lowering costs. Clinical pathways are designed to address the limitations of prior authorization and of reduced fee schedules, offering more durable cost containment to payors. These pathways may lead to cost savings by encouraging the use of generics, streamlining treatment choices, and reducing side effects while maintaining outcomes.

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

Various sources have estimated that more than 800,000 patients in the U.S. are treated with radiation therapy for their cancers. According to the American Cancer Society, about 50% are treated for curative purposes and the balance for palliative care. The market opportunity for radiation sensitizers lies with the 400,000 patients treated for curative purposes. The number of patients being treated with RT is expected to grow by more than 22% over the next five years. Based on a rough estimate of a course of radiation sensitizing brand drug therapy (off label at this time) of $12,000 per patient—the market size would exceed $4.0 billion. This would represent about 4% of the annual cost of cancer care in the U.S.

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

In addition, clinical trials are in progress to develop novel molecules (such as poly (ADP-ribose) polymerase (PARP) inhibitors (such as Lynparza (olaparib)), histone deacetylase (HDAC) inhibitors (such Zolinza® (vorinostat) and heat-shock protein 90 (hsp90) inhibitors with potential to increase the therapeutic use of compounds with radiation sensitizing properties for other cancers. Several drugs with radiation sensitizing properties are currently in Phase III clinical trials, such as nimorazole (for head and neck cancer), motexafin gadolinium (for brain metastases), and cisplatin (for cervical cancer); though none are likely to apply for a radiosensitizing claim with the FDA since the radiosensitizing element in their clinical trials are not primary endpoints. While additional drugs with radiation sensitizing properties are expected to be launched in the future, thereby driving the radiation sensitizers market further, to date, there is no indication that any drug in development is expected to be approved specifically as a radiation sensitizer.

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

Over the last 20 years, there has been renewed interest in these halogenated TdR analogs as experimental radiation sensitizers in selected cancer patient groups. These analogs are rapidly metabolized in both rodents and humans, principally with cleavage of deoxyribose and subsequent dehalogenation by hepatic and extrahepatic metabolism, when given as a bolus infusion with a plasma half-life of <5 min. Consequently, prolonged continuous or repeated intermittent drug infusions over several weeks before and during irradiation are necessary, based on in vivo human tumor kinetics, to maximize the proportion of tumor cells that incorporate these analogs into DNA during the S phase of the cell cycle. (See Fowler JF, Kinsella TJ. The Limiting Radiosensitization of Tumors by S-phase Sensitizers. Br J Cancer. 1996;74 (Suppl)(27):294-296). Phase I and Phase II trials using prolonged continuous or repeated intermittent intravenous infusions of BUdR or IUdR before and during radiation therapy (RT) have focused principally on patients with high-grade brain tumors. These clinically radiation resistant tumors can have a rapid proliferation rate (potential tumor doubling times of 5–15 days) and are surrounded by non-proliferating normal brain tissues that show little to no DNA incorporation of the TdR analogs. As such, high-grade brain tumors are ideal targets for this approach to radiation sensitization. In Phase I/Phase II clinical trials, prolonged survival outcomes were observed compared to RT alone in patients with anaplastic astrocytomas and in patients with glioblastoma multiforme IUdR continuous IV infusion (1000 mg/m2/ day/ 14 days), Total 39 patients (F. Sullivan, et al. Int J Radiat Oncol Biol Phys. 1994; 30(3):583-90.) A therapeutic gain in clinical radiation sensitization using these halogenated TdR analogs was proposed for other types of poorly responsive (radiation resistant) cancers, including locally advanced cervical cancer, head and neck cancers, unresectable hepatic metastases from colorectal cancers, and locally advanced sarcomas, based on the results of other Phase I/Phase II clinical trials.

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

Development Plan

A key to driving the Ropidoxuridine product forward is the development of a clinical plan with aggressive timelines and support within the radiation oncology community to participate in clinical trials with the appropriate patients to ensure a comprehensive NDA dossier for each product. Initially, the plan is focused on the Phase I and Phase II clinical trials. Upon completion of Phase II studies, we will determine whether to extend the Phase II study to a randomized Phase II, or to perform a randomized Phase III clinical trial. Such determination will be based on results of the initial clinical trials and the end of a Phase II meeting with the FDA. Shuttle Pharmaceuticals requested and received FDA orphan drug status for Ropidoxuridine as a clinical radiation sensitizer for treatment of glioblastoma and pre-operative treatment of soft tissue sarcomas. As a result, the application for “orphan” designation for Ropidoxuridine with RT for glioblastoma has been approved. The application for sarcomas, however, was not approved and will require addressing certain FDA comments and resubmission. The IPdR/TPI formulation clinical plan will focus on resectable stage II and III rectal cancer patients.

Our clinical plan for Ropidoxuridine development as implemented to date, includes:

●	GMP manufacture and formulation of 24 kg of Ropidoxuridine for use in clinical trials has been completed.

●	The IND for a Phase II clinical trial of Ropidoxuridine and RT in glioblastoma has been approved for the study to proceed.

●	The contract research organizations (CRO), Theradex Oncology has been engaged to assist in the performance the Phase II clinical trial.

●	Completion of the Phase II clinical trial in glioblastomas to determine appropriate dosing, effectiveness and tolerability of the treatment.

The data obtained from the NIH/NCI SBIR funded Phase I clinical trial supported efforts to raise capital to enable performing the Phase II clinical trials of Ropidoxuridine. We aim to conduct and complete the Phase II clinical trial so that we may present data to the FDA for its determination of efficacy. We believe this will support our efforts to raise the additional required capital to complete Phase II and to fund the Phase III clinical trials and seek FDA approval of an NDA with “orphan” designation.

The clinical plan for the IPdR/TPI formulation will focus on resectable Stage II and Stage III rectal cancer patients and on recurrent glioblastoma treated with proton therapy. Nonetheless, we cannot guarantee the successful completion of any of these trials. Our inability to meet any of the aforementioned milestones in the Phase II or Phase III clinical trials will cause us to be unable to proceed with our present efforts and will likely cause us to be unable to raise additional funds.

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

SP-2-225

SP-2-225 is a selective HDAC inhibitor that affects histone deacetylase (HDAC6) and is a member of the class IIb HDAC family. Class II HDACs play important roles in cancer motility, invasion, neurological diseases, and immune checkpoint. HDAC6 inhibition has been most extensively studied for its role in the treatment of hematological cancers. HDAC6 is unique among HDAC enzymes in having two active catalytic domains and a unique physiological function. In addition to the modification of histones, HDAC6 targets specific substrates including α-tubulin and HSP90, and are involved in protein trafficking and degradation, cell shape and migration. Selective HDAC6 inhibitors are an emerging class of pharmaceuticals due to the involvement of HDAC6 in pathways related to neurodegenerative diseases, cancer and immunology. Specifically, its potential to affect regulation of the immune system and enhance the immune response in cancer is of great interest. With the introduction of check-point inhibitors, CAR-T therapies and personalized medicine in cancer, regulation of the immune response to this therapy is of significant clinical and commercial interest. (See Noonepalle SKR, Grindrod S, Aghdam N, Li X, Gracia-Hernandez M, Zevallos-Delgado C, Jung M, Villagra A, Dritschilo A. Radiotherapy-induced Immune Response Enhanced by Selective HDAC6 Inhibition. Mol Cancer Ther. 2023 Dec 1;22(12):1376-1389. doi: 10.1158/1535-7163.)

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

Our Manufacturing Strategy

We have no manufacturing facilities that are owned or operated by us. We have performed laboratory scale synthesis and testing in our research laboratories in Gaithersburg, Maryland. GMP synthesis of API, drug formulation and human dosage preparation will be performed under contracts with third-party manufacturers.

Strategic Agreements

We have developed important strategic agreements with academic institutions for access to resources such as intellectual property, core facilities and contracting relationships. In addition, we have established an agreement with Propagenix for intellectual property in-licensing. Our current and ongoing relationships include:

●	Georgetown University

○	Sub-contractor for the SBIR supported African American prostate cancer patient health disparities project (completed). The conditional reprogramming of cells (CRC) technology was invented at Georgetown University and Georgetown University owns the intellectual property. Propagenix holds the license for the intellectual property for the CRC technology from Georgetown University. The intellectual property for cells derived from African American patients under the Georgetown University subcontract belong to Shuttle Pharmaceuticals, Inc. based on our sub-licensing agreement with Propagenix.
○	Sub-contractor for the SBIR supported metabolomic predictive biomarker project (completed). The metabolomic biomarker intellectual property belongs to Georgetown University and Shuttle Pharma holds an exclusive option to license the intellectual property.
Exclusive licensing agreement with Georgetown University pursuant to which Georgetown University agreed to license the intellectual property known as “Predictive Biomarkers for Adverse Effects of Radiation Therapy” (U.S. Patent Application No. 17/476,184, filed on September 15, 2021) (the “Patent Rights”), which was developed by Dr. Anatoly Dritschilo, the Company’s Chief Executive Officer, Dr. Scott Grindrod, the Company’s Principal Scientist, and Drs. Amrita Cheema and Yaoxiang Li, employees of Georgetown. The Patent Rights will be available for the Company’s use worldwide.
Shuttle Pharma entered into a research agreement (the “Research Agreement”) with Georgetown University for testing small molecule radiation sensitizers and immune activation candidates discovered and developed by Shuttle Pharma in cell-based and animal xenograft models.
○	In conjunction with the Research Agreement, Shuttle Pharma also entered into a material transfer agreement (the “MTA”), dated March 21, 2023, with Georgetown University. Under the MTA, Shuttle Pharma agreed to transfer research quantities of candidate drug molecules to Georgetown University, which materials will be used by Georgetown University solely to carry out additional research for Shuttle Pharma and which materials shall at all times remain the property of Shuttle Pharma.

●	Brown University

○	Sub-contractor of the SBIR supported Phase I clinical trial of IPdR and RT (completed).

●	University of Virginia

○	Research collaboration to develop heavy oxygen molecules for proton radiation sensitizer applications.

●	George Washington University

○	Material transfer agreement for testing HDAC inhibitor effects in immune model systems
○	The material transfer agreement that protects our HDAC inhibitor intellectual property is with George Washington University, transferring drugs for research purposes and sharing authorship on publications. There is no transfer of funds related to such activities.

●	Propagenix, Inc.

○	License agreement for “conditional re-programmed cell” (CRC) technology. The cells established by Shuttle Pharma scientists at Georgetown University belong to us, based on the sublicense from Propagenix, Inc. An up-front licensing fee of $25,000 was paid to Propagenix. No other future milestone or royalty payments owed related to the Propagenix agreement.

Competition “Off-Label” Use

Drugs with radiation sensitizing properties.

Our Product Candidates

We are advancing a clinical stage product candidate, Ropidoxuridine, that we believe will target cancer cells while protecting healthy tissue when used in conjunction with RT.

Ropidoxuridine

Ropidoxuridine, an orally available halogenated pyrimidine with strong cancer radiation sensitizing properties, is our lead “clinical phase” product candidate. Halogenated pyrimidines are incorporated into DNA by rapidly growing cancer cells and become more sensitive to the effects of RT. We have received an SBIR contract from the NIH to fund a Phase I clinical trial in collaboration with Brown University at the Lifespan/Rhode Island Hospital to determine the maximum tolerated dose in patients with advanced gastrointestinal cancers. In connection with the trial, NCI approved the Phase I clinical protocol and provided drug and clinical data management support to Rhode Island Hospital. The Phase I clinical trial has been completed and the results support advancing Ropidoxuridine to Phase II clinical trials of brain tumors, sarcomas and other tumors.

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

Summary of SBIR Contracts

●	SBIR contract #261201400013C: Phase I ($191,971) and Phase II ($1,428,117) for Clinical Development of IPdR for Radiosensitization, dates September 19, 2014 through August 3, 2017. Subcontract to Brown University/LifeSpan Rhode Island Hospital. No related intellectual property.
●	SBIR contracts # HHSN261201600038C; Phase I ($224,687) and #261201800016C: Cell-Based Models for Prostate Cancer Health Disparity Research - Moonshot Project (Phase II), award amount $1,484,350, dates September 19, 2016 through September 16, 2021. Subcontract to Georgetown University. Intellectual property consists of cell cultures and is property of Shuttle Pharmaceuticals, Inc. via licensing agreement.
●	SBIR contracts #HHSN261201600027C ($299,502) and #75N81018C00031: Predictive Biomarkers of Prostate Cancer Patient Sensitivity for Radiation Late Effects, award amount $1,903,015, dates September 16, 2019 through March 15, 2022. Subcontract to Georgetown University. Intellectual property is owned by subcontractor Georgetown University with option to license to Shuttle Pharmaceuticals, Inc.

Prostate Cancer Studies to Address Health Disparities

Prostate cancer health disparities studies have shown that African American men are at higher risk for developing prostate cancer, as well as at higher risk of cancer specific death rates as compared to Caucasian American men. The causes of disparities have been attributed to socioeconomic differences, environmental exposures and biological factors. Most disparities studies have been population based, in part, due to the lack of relevant in vitro and in vivo models to support biological studies.

Shuttle Pharma has been awarded Phase I and II SBIR contracts entitled “Cell-based models for prostate cancer health disparity research” to develop African American prostate cancer cell lines with donor matched normal prostate epithelial cell lines from African American men.

The commercialization of the prostate cells will require additional support through the SBIR funding mechanism. Companies that have completed Phase I and II SBIR awards are eligible to apply for Phase IIb SBIR funding. These awards are intended to de-risk a project by providing up to $4 million of matching funding for product development to commercialization. We intend to apply for such government funding to advance laboratory facilities and to expand the availability of the cell cultures. We did not raise capital through our IPO for the health disparities project. Should we not be successful with SBIR IIb funding, we will pause and may have to terminate this project.

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

Through collaboration with Georgetown University, patients treated with SBRT for prostate cancers were analyzed for urinary and rectal symptoms and their blood was analyzed by mass spectroscopy for predictive biomarkers. The discovery and validation of metabolite panels to serve as a predictive biomarker of patient outcomes following radiation therapy and supports future development and commercialization of a diagnostic product through a Phase 2 SBIR effort.

The development to commercialization of the metabolite predictive biomarker panel requires additional support through the SBIR funding mechanism. We will be eligible to apply for Phase IIb SBIR funding the next round of solicitation. A Phase IIb will help de-risk the project by providing up to $4 million of matching funds for performing the clinical validation trial for product development to commercialization. We intend to apply for such government funding to advance this project. We also intend to raise capital through the public market for predictive biomarker development through the Shuttle Diagnostics entity. We do not intend to use the funds raised through our IPO for the health disparities project. Should we not be successful for SBIR IIb funding, we will terminate this project.

Collaborative Arrangements

While we intend to enter into selective collaborative arrangements to further develop our drug candidates in the future, at present we have not entered into any collaborative arrangements with third parties to develop our drug candidates as we are still completing clinical trials and, as a result, there can be no assurance that we will be able to do so on commercially reasonable terms or otherwise.

Intellectual Property

We invest significant amounts of funds in research and development. Our research and development expenses before contract reimbursements were $3,517,093 and $1,360,167 for the fiscal years ended December 31, 2023 and 2022 respectively. After reimbursements for contracts of $0 and $211,455 for the fiscal years ended December 31, 2023 and 2022, net research and development expenses were $3,517,093 and $1,148,712, respectively.

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

There can be no assurance that an issued patent will remain valid and enforceable in a court of law through the entire patent term. Should the validity of a patent be challenged, the legal process associated with defending the patent can be costly and time consuming. Issued patents can be subject to oppositions, interferences and other third-party challenges that can result in the revocation of the patent limit patent claims such that patent coverage lacks sufficient breadth to protect subject matter that is commercially relevant. Competitors may be able to circumvent our patents. Development and commercialization of pharmaceutical products can be subject to substantial delays and it is possible that at the time of commercialization any patent covering the product has expired or will be in force for only a short period of time following commercialization. We cannot predict with any certainty if any third-party U.S. or foreign patent rights or other proprietary rights will be deemed infringed by the use of our technology. Nor can we predict with certainty which, if any, of these rights will or may be asserted against us by third parties. Should we need to defend ourselves and our partners against any such claims, substantial costs may be incurred. Furthermore, parties making such claims may be able to obtain injunctive or other equitable relief, which could effectively block our ability to develop or commercialize some or all of our products in the U.S. and abroad and could result in the award of substantial damages. In the event of a claim of infringement, we or our partners may be required to obtain one or more licenses from a third party. There can be no assurance that we can obtain a license on a reasonable basis should we deem it necessary to obtain rights to an alternative technology that meets our needs. The failure to obtain a license may have a material adverse effect on our business, results of operations and financial condition.

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

Employees

As of the date of this Annual Report, we have eight full-time employees, including our five executive officers, and three engaged in research and development. We consider our relationship with our employees to be good.

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

On May 10, 2023, we entered into an amendment agreement (the “Amendment Agreement”) to the SPA. Under the Amendment Agreement, the Company and the Investor amended the transaction documents as follows: (i) amended and restated Section 2 of the Warrant so as to remove a provision that would have potentially required an adjustment to the number of warrant shares exercisable under the Warrant, (ii) stipulated that the Company would obtain majority shareholder approval to issue up to an additional $10 million in convertible notes (the “Subsequent Notes”) and warrants (the “Subsequent Warrants”) equal to 42.5% of the outstanding principal value of the Subsequent Notes, which Subsequent Note and Subsequent Warrant would be sold to the Investor on substantially the same terms as the existing Convertible Note and Warrant (each as amended by the Amendment Agreement) and upon conversion and/or exercise would cause the potential issuance of in excess of 19.9% of the Company’s issued and outstanding stock, (iii) that, upon obtaining majority stockholder approval, the Company would file a Schedule 14C related to such potential issuance of the shares of common stock related to the potential sale of the Subsequent Notes and Subsequent Warrants to the Investor within 30 calendar days of entry into the Amendment Agreement, and (iv) stipulated that the Investor would release $1,500,000 in cash collateral to the Company, with $1,000,000 to be released to the Company immediately upon singing of the Amendment Agreement and $500,000 to be released upon the Company’s filing of the Schedule 14C. The Company obtained majority stockholder consent to the potential sale of the Subsequent Notes and Subsequent Warrants to the Investor in advance of entry into the Amendment Agreement.

On June 4, 2023, we entered into amendment no. 1 (“Amendment No. 1”) to the Amendment Agreement dated May 11, 2023, for purposes of amending the terms of the SPA. Under Amendment No. 1 to the Amendment Agreement, the Company and the Investor agreed as follows: (i) that Section 15(q) to the Convertible Note, which required the Company to hold the Cash Collateral in a Controlled Account Agreement (as defined in the Convertible Note), would no longer be applicable, (ii) that the Investor would stipulate the release to the Company of the remaining Cash Collateral totaling $2,924,000 (thus releasing the full amount of the Cash Collateral to the Company), and (iii) that, should the Investor exercise its option to purchase the Subsequent Notes and Subsequent Warrants, that such Subsequent Notes would omit Section 15(q) and that the Company would not be required to maintain any controlled accounts or otherwise be subject to any controlled account agreements.

Item 1A. Risk Factors

An investment in our securities involves a high degree of risk. You should carefully consider all of the risks described below, together with the other information contained in this Annual Report on Form 10-K, including our financial statements and related notes elsewhere, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

Summary Risk Factors

The risks described under the heading “Risk Factors” beginning on page 25 of this Annual Report on Form 10-K may cause us not to realize the full benefits of our strengths and/or may cause us to be unable to successfully execute all or part of our strategy. Some of the more significant challenges we face include:

●	Our ability to continue as a going concern in the near term is dependent upon us successfully raising additional equity or debt financing to fund our operations.
●	Our success is primarily dependent on the successful development, regulatory approval and commercialization of our product candidates, all of which are in the early stages of development.
●	We currently have no source of product sales revenue.
●	We face competition from entities that have developed or may develop product candidates for our target disease indications, including companies developing novel treatments and technology platforms based on modalities and technology similar to ours. If these companies develop technologies or product candidates more rapidly than we do or their technologies, including delivery technologies, are more effective, our ability to develop and commercialize product candidates may be adversely affected.
●	If we fail to comply with U.S. and foreign regulatory requirements, regulatory authorities could limit or withdraw any marketing or commercialization approvals we may receive and subject us to other penalties that could materially harm our business.
●	If we do not comply with laws regulating the protection of the environment and health and human safety, our business could be adversely affected.
●	If we are not able to obtain and enforce patent protection for our technologies or product candidates, development and commercialization of our product candidates may be adversely affected.
●	We or our licensors, or any future collaborators or a strategic partners may become subject to third party claims or litigation alleging infringement of patents or other proprietary rights or seeking to invalidate patents or other proprietary rights, and we may need to resort to litigation to protect or enforce our patents or other proprietary rights, all of which could be costly, time consuming, delay or prevent the development and commercialization of our product candidates, or put our patents and other proprietary rights at risk.
●	If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.
●	We may be unable to obtain U.S. or foreign regulatory approval and, as a result, unable to commercialize our product candidates.
●	Any drugs we develop may become subject to unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives, thereby harming our business.
●	Our ability to obtain services, reimbursement or funding from the federal government may be impacted by possible reductions in federal spending.
●	If any of our product candidates receives marketing approval and we or others later identify undesirable side effects caused by the product candidate, our ability to market and derive revenue from the product candidates could be compromised.
●	Our stock price is presently trading below $1.00 and, while Nasdaq has granted us until August 26, 2024 to regain compliance, there is no guarantee that we will regain compliance without effectuating a reverse stock split.
●	Our stock price may be volatile, and purchasers of our common stock could incur substantial losses.
●	The future issuance of equity or of debt securities that are convertible into common stock will dilute our share capital.
●	If securities or industry analysts do not publish research or reports about our business, or if they issue an adverse or misleading opinion regarding our stock, our stock price and trading volume could decline.

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

Risks Related to Our Business, Financial Condition and Capital Requirements

Our consolidated financial statements are prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business; our ability to continue as a going concern is dependent upon our ability to successfully conduct clinical trials, bring a drug candidate to commercialization, generate revenues, and to raise additional equity or debt financing to fund our operations.

Our consolidated financial statements are prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred losses since inception and had a net loss of approximately $6.6 million and no revenues for the year ended December 31, 2023, with working capital of approximately $4.6 million as of December 31, 2023. In addition, the convertible note payable outstanding at December 31, 2023 includes covenants and certain cash payment requirements. These conditions, and the Company’s ability to comply with such conditions, raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued.

In September 2022, the Company completed its initial public offering of common stock, generating net proceeds of approximately $10.0 million. Additionally, in January 2023, the Company entered into a securities purchase agreement with an institutional investor through which the Company sold a convertible note with a principal value of $4.3 million, along with a four-year warrant to purchase 1,018,079 shares of common stock, exercisable at $2.35 per share, providing the Company with approximately $3.6 million in net proceeds. To date, the warrant has not yet been exercised. However, the Company’s existing cash resources, marketable securities and the cash received from the Company’s initial public offering and convertible note offering are not expected to provide sufficient funds to support the Company’s operations and clinical trials through the next twelve months.

The capital raise has supported operations leading up to the manufacture of drug product and FDA approval of the IND for the Phase II clinical trial of Ropidoxuridine and radiation therapy in glioblastoma. The FDA recommended and the company agreed to an expansion of the clinical trial, necessitating additional capital expenditures to complete the trial. Management intends to initiate a rights offering for $4.5 million and has submitted SBIR applications for non-dilutive NIH funding for our pre-clinical project. The ability of the Company to continue as a going concern is dependent upon our ability to successfully conduct clinical trials, bring a drug candidate to commercialization, generate revenues, and to raise additional equity or debt financing to fund our operations.

Our success is primarily dependent on the successful development, regulatory approval and commercialization of our product candidates, all of which are in the early stages of development.

We currently have one clinical stage product candidate in the early stages of development. Ropidoxuridine has undergone an SBIR funded Phase I clinical trial at Lifespan/Rhode Island Hospital. We also have an HDAC inhibitor small molecule platform. The three lead drug candidate molecules are in preclinical phases of development. None of our product candidates have gained marketing approval for sale in the United States or any other country, and we cannot guarantee that we will ever have marketable products. To date, we have invested substantially all of our efforts and financial resources in the research and development and commercial planning for our current product candidate and our HDAC small molecule delivery platform. Our near-term prospects, including our ability to finance our Company and generate revenue, as well as our future growth, will depend heavily on the development, marketing approval and commercialization of our product candidates. The clinical and commercial success of product candidates will depend on a number of factors, including the following:

●	building on favorable results from our Phase I clinical trial for IPdR and proceeding to Phase II and Phase III clinical trials, which may be slower or cost more than we currently anticipate;

●	our ability to demonstrate safety and efficacy of our product candidates, which are ongoing determinations that are solely within the authority of the FDA;

●	even if our clinical trials are completed, there can be no assurance that the FDA will agree that we have satisfactorily demonstrated safety or efficacy or that the FDA will not raise new issues regarding the design of our clinical trials;

●	whether we are required by the FDA to conduct additional clinical trials to support the approval of our product candidates;

●	the acceptance by the FDA of our proposed parameters for regulatory approval, including our proposed indication, endpoints and endpoint measurement tools relating to our product candidates;

●	the incidence, duration and severity of adverse side effects;

●	the timely receipt of necessary marketing approvals from the FDA;

●	whether we are able to secure collaborations for completing the development and, if approved, commercialization of our product candidates;

●	the effectiveness of our and our potential collaborators’ marketing, sales and distribution strategy and operations of product candidates that are approved;

●	our success in educating physicians and patients about the benefits, administration and use of our product candidates;

●	the ability of our third-party manufacturers and potential collaborators to manufacture clinical trial and commercial supplies of our product candidates to remain in good standing with regulatory bodies, and to develop, validate and maintain commercially viable manufacturing processes that are compliant with current Good Manufacturing Practices (“cGMP”) regulations;

●	our ability to commercialize our product candidates, if approved for marketing;

●	our ability to enforce our intellectual property rights;

●	our ability to avoid third-party patent interference or patent infringement claims;

●	acceptance of our product candidates as safe and effective by patients and the medical community; and

●	a continued acceptable quality profile of our product candidates following approval.

Many of the above-listed risk factors are beyond our control. Accordingly, we cannot assure you that we will ever be able to generate revenue through the sale of our product candidates. Any one of these factors or other factors discussed in this Annual Report could affect our ability to commercialize product candidates, which could impact our ability to earn sufficient revenues to transition from a developmental stage company and continue our business. If we do not obtain marketing approval of and commercialization of our product candidates, or are significantly delayed in doing so, our business will be materially harmed. We have a limited operating history and have incurred significant losses since our inception, and we anticipate that we will continue to incur losses for the foreseeable future and may never achieve or maintain profitability.

We are a clinical stage pharmaceutical company, preparing to commence Phase II clinical trials of our lead drug candidate, with a limited operating history upon which you can evaluate our business and prospects. Specialty pharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We do not currently have any product candidates in advanced clinical trials or approved for sale, and we continue to incur significant research and development and general and administrative expenses related to our operations. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the specialty pharmaceutical industry. We have not generated any revenue and have incurred losses in each year since our founding in December 2012. Our accumulated deficit as of December 31, 2023 was $15.5 million. We expect to continue to incur significant losses for the foreseeable future. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

We currently have no source of product sales revenue.

We have not yet completed clinical trials and thus do not yet have commercial sales of our products and have not yet not generated any revenues from commercial sales of our product candidates. Our ability to generate product revenue depends upon our ability to develop and commercialize products, including any of our current product candidates or other product candidates that we may develop, in-license or acquire in the future. We do not anticipate generating revenue from the sale of products for the foreseeable future. Our ability to generate future product revenue from our current or future product candidates also depends on a number of additional factors, including our ability to:

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

We believe that the proceeds we received in our IPO and subsequent $4.0 million follow on convertible note offering, for which we received net proceeds of $3.6 million, along with our existing capital resources, will not be sufficient to fund our operations through March 2025 without additional capital infusion. We anticipate we will need to seek additional funding through public or private equity or debt financings or other sources, such as through a rights offering, strategic collaborations or grants and contracts. Such financing may result in dilution to stockholders, imposition of debt covenants and repayment obligations, or other restrictions that may adversely affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

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

In the ordinary course of our business, we collect and store sensitive data, including intellectual property, clinical trial data, our proprietary business information and that of our customers, suppliers and business partners, and personally identifiable information of our customers, clinical trial subjects and employees, in our data centers and on our networks. The secure processing, maintenance and transmission of this information is critical to our operations. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Although to our knowledge we have not experienced any such material security breach to date, any such breach could compromise our network, or the networks of our CROs or other third-party service providers, and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, regulatory penalties, disrupt our operations, damage our reputation, and cause a loss of confidence in our products and our ability to conduct clinical trials, which could adversely affect our business and reputation and lead to delays in gaining regulatory approvals for our drugs. Although we maintain business interruption insurance coverage, our insurance might not cover all losses from any future breaches of our systems.

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

Our success depends in part on our ability to obtain and maintain patents and other forms of intellectual property rights, including in-licenses of intellectual property rights of others, for our product candidates, methods used to manufacture our product candidates and methods for treating patients using our product candidates, as well as our ability to preserve our trade secrets, to prevent third parties from infringing upon our proprietary rights and to operate without infringing upon the proprietary rights of others. As of the date of this Annual Report, we have filed 6 patent applications with the U.S. Patent and Trademark Office (the “USPTO”) with respect to various aspects of our HDAC inhibitor small molecule delivery platforms and Ropidoxuridine, our lead product candidate. However, we may not be able to apply for patents on certain aspects of our product candidates or delivery technologies in a timely fashion or at all. To date, four U.S. patents and eighteen European patents have been granted. There is no guarantee that any of our pending patent applications will result in issued or granted patents, that any of our issued, granted or licensed patents will not later be found to be invalid or unenforceable or that any issued, granted or licensed patents will include claims that are sufficiently broad to cover our product candidates or delivery technologies or to provide meaningful protection from our competitors. Moreover, the patent position of specialty pharmaceutical companies can be highly uncertain because it involves complex legal and factual questions. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our current and future proprietary technology and product candidates are covered by valid and enforceable patents or are effectively maintained as trade secrets. If third parties disclose or misappropriate our proprietary rights, it may materially and adversely impact our position in the market.

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

Our product candidates are subject to extensive governmental regulations relating to, among other things, research, testing, development, manufacturing, safety, efficacy, approval, recordkeeping, reporting, labeling, storage, packaging, advertising and promotion, pricing, marketing and distribution of drugs. Rigorous preclinical testing and clinical trials and an extensive regulatory approval process are required to be completed in the U.S. and in many foreign jurisdictions before a new drug can be marketed. Satisfaction of these and other regulatory requirements is costly, time-consuming, uncertain and subject to unanticipated delays. It is possible that none of the product candidates we may develop will obtain the regulatory approvals necessary for us or our collaborators to begin selling them.

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

If our operations are found to be in violation of any such requirements, we may be subject to penalties, including civil or criminal penalties, monetary damages, the curtailment or restructuring of our operations, loss of eligibility to obtain approvals from the FDA, or exclusion from participation in government contracting, healthcare reimbursement or other government programs, including Medicare and Medicaid, any of which could adversely our financial results. Although effective compliance programs can mitigate the risk of investigation and prosecution for violations of these laws, these risks cannot be entirely eliminated. Any action against us for an alleged or suspected violation could cause us to incur significant legal expenses and could divert our management’s attention from the operation of our business, even if our defense is successful. In addition, achieving and sustaining compliance with applicable laws and regulations may be costly to us in terms of money, time, and resources.

If we or our collaborators, manufacturers or service providers fail to comply with applicable federal, state, or foreign laws or regulations, we could be subject to enforcement actions, which could affect our ability to develop, market and sell our products successfully and could harm our reputation and lead to reduced acceptance of our products by the market. These enforcement actions include, among others:

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

Risks Related to our Common Stock

If we fail to comply with the continued listing requirements of the Nasdaq Stock Market, it could result in our common stock being delisted, which could adversely affect the market price and liquidity of our securities and could have other adverse effects.

On August 31, 2023, we received a letter from the Nasdaq Listing Qualifications Staff of The Nasdaq Stock Market LLC (“Nasdaq”) stating that for the 30 consecutive business day period between July 20, 2023 to August 30, 2023 the Company’s common stock had failed to maintain a minimum closing bid price of $1.00 per share, as required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”). Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), the Company has an initial period of 180 calendar days, or until February 27, 2024 (the “Compliance Period”), to regain compliance with the Minimum Bid Price Requirement. To regain compliance, the closing bid price of the Company’s common stock must meet or exceed $1.00 per share for a minimum of 10 consecutive trading days, unless such period is extended by Nasdaq. As the Company had not regained compliance with the Minimum Bid Price Requirement by February 27, 2024, the Company requested and was granted an additional 180-day period to regain compliance (the “Additional Compliance Period”). To qualify, the Company was required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the Minimum Bid Price Requirement, and we would need to provide written notice of our intention to cure the bid price deficiency during the second compliance period, by effecting a reverse stock split, if necessary. Nasdaq staff determined that the Company is eligible for an additional 180 calendar day period, or until August 26, 2024, to regain compliance (1 Listing Rule 5810(c)(3)(A)).

The Company believes that it can either regain compliance organically through market forces or, if necessary, by effectuating a reverse stock split prior to the end of the Additional Compliance Period. However, if the Company cannot regain compliance with the Minimum Bid Price Requirement during the Additional Compliance Period, Nasdaq will provide the Company with notice that our common stock will be subject to delisting. At that time, the Company may appeal Nasdaq’s delisting determination to a Nasdaq Hearings Panel. While Nasdaq’s notice to the Company of noncompliance has no immediate effect on the listing of our common stock and our common stock will continue to be listed on The Nasdaq Capital Market under the symbol “SHPH,” there can be no assurance that we will regain compliance with the Minimum Bid Price Requirement or maintain compliance with any of the other Nasdaq continued listing requirements. We will continue to monitor the closing bid price of our common stock and may, if appropriate, consider available options to regain compliance with the Minimum Bid Price Requirement.

The financial covenants of the convertible note could result in default and could have a material adverse effect on our liquidity.

Despite our ability to settle debt on the convertible note through cash or issuing shares of common stock, we may be required to repay the convertible note and interest thereon in cash if we do not meet certain equity conditions, including but not limited to volume or price failure on each trading day during the equity conditions measuring period, authorized shares failure, or occurrence of default as defined in the note. Events that could trigger a default include failure to pay the note holder any amount, bankruptcy, insolvency, or violation of the Cash Burn Covenant.

While our Company’s management is working to improve our internal controls and procedures, at present management has determined that our internal controls were deemed to be inadequate, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public.

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

Presently, we do not have a sufficient number of employees to segregate responsibilities and may be unable to afford increasing our staff or engaging outside consultants or professionals to overcome our lack of employees. During the course of our testing, we may identify other deficiencies that we may not be able to timely remediate. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock, if a market ever develops, could drop significantly.

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

Since commencement of trading on Nasdaq Stock Market LLC or Nasdaq, on August 29, 2022, our stock price has been extremely volatile, having traded as high as $126.26 and as low as $0.42. As a result of this volatility, investors may not be able to sell their common stock at or above the price when they purchased our common stock. The market price for our common stock may be influenced by many factors, including the other risks described in this section of this Annual Report entitled “Risk Factors” and the following:

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

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our common stock is listed on Nasdaq, such securities will be deemed covered securities. Although the states will be preempted from regulating the sale of our securities, the federal statute does allow states to investigate companies if there is a suspicion of fraud and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. Further, if we were no longer listed on Nasdaq, our securities would not be covered securities and we would be subject to regulations in each state in which we offer our securities.

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

Our executive officers and directors, who are our principal stockholders, own approximately 39.6% of our issued and outstanding common stock. Accordingly, they may be able to effectively control the election of directors, as well as all other matters requiring stockholder approval. The interests of our principal stockholders may differ from the interests of other stockholders with respect to the issuance of shares, business transactions with or sales to other companies, selection of other directors and other business decisions. The minority stockholders have no way of overriding decisions made by our principal stockholders. This level of control may also have an adverse impact on the market value of our shares because our principal stockholders may institute or undertake transactions, policies or programs that result in losses and may not take any steps to increase our visibility in the financial community and/or may sell sufficient numbers of shares to significantly decrease our price per share.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

We have established policies and processes for assessing, identifying, and managing material risks from cybersecurity threats, and have integrated these processes into our overall risk management systems and processes. We routinely assess material risks from cybersecurity threats, including any potential unauthorized occurrence on or conducted through our information systems that may result in adverse effects on the confidentiality, integrity, or availability of our information systems or any information residing therein.

We conduct risk assessments at least annually to identify cybersecurity threats. These risk assessments include identifying reasonably foreseeable potential internal and external risks, the likelihood of occurrence and any potential damage that could result from such risks, and the sufficiency of existing policies, procedures, systems, controls and other safeguards we have put in place to manage such risks. Our risk management process also encompasses cybersecurity risks associated with the use of our major third-party vendors and service providers.

Following these risk assessments, we design, implement, and maintain reasonable safeguards to minimize the identified risks; reasonably address any identified gaps in existing safeguards; update existing safeguards as necessary; and monitor the effectiveness of our safeguards. We believe we have allocated adequate resources related to our cybersecurity risk management processes and have designated our Chief Financial Officer with the responsibility of managing the cybersecurity risk assessment and mitigation process.

As part of our overall risk management program, we provide required training to employees in high risk areas on cybersecurity and have distributed standard operating procedures to all employees subsequent to this filing. For additional information regarding whether any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect our company, including our business strategy, results of operations, or financial condition, please refer to Item 1A, “Risk Factors,” in this annual report on Form 10-K , including the risk factors entitled “Our internal computer systems, or those of our CROs or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our product development programs,” “Our proprietary information, or that of our customers, suppliers and business partners, may be lost or we may suffer security breaches,” and “Failure of our information technology systems could significantly disrupt the operation of our business.

Governance

One of the key functions of our Board of Directors is informed oversight of our risk management process, including risks arising from cybersecurity threats. Our Board of Directors is responsible for monitoring and assessing strategic risk exposure, and our executive officers are responsible for the day-to-day management of the material risks we face. Our Board of Directors administers its cybersecurity risk oversight function directly as a whole, and we recently established a Cybersecurity Committee of the Board of Directors (the “Cybersecurity Committee”) to further enhance our cybersecurity oversight. Members of the Cybersecurity Committee are appointed by, and serve at the discretion of, the Board. The Cybersecurity Committee consists of two Board members, both of whom are independent.

Our Chief Financial Officer is primarily responsible for assessing and managing material risks from cybersecurity threats on a day to day basis.

Item 2. Properties

Facilities

Our corporate headquarters are presently located in 401 Professional Drive, Suite 260, Gaithersburg, Maryland 20879 where we lease approximately 2,109 square feet of office and laboratory space (together, the “Laboratory Space”), which includes shared access to office space and reception services. Our research and development activities are performed in the Laboratory Space. We entered into a lease for the new Laboratory Space on June 1, 2023, and the lease has an initial term of 5.25 years and an option to extend for an additional three years, with a monthly rent of $7,206 per month, subject to increase at the rate of 3% per year. All of such space is leased from a non-affiliated third party.

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

Holders

As of March 20, 2024, we had 55 holders of record of our common stock and 16,794,893 shares of common stock issued and outstanding.

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

Recent Sales of Unregistered Securities

During the past three years, we effected the following transactions in reliance upon exemptions from registration under the Securities Act:

On December 28, 2021, in conjunction with entering into two loan agreements for a total of $500,000, which were repayable at the time of our IPO, we issued warrants to purchase a total of 500,000 shares of our common stock, exercisable at $1.00 per share. Such warrants were sold to two accredited investors pursuant to an exemption from registration under Rule 506(b) of the Securities Act. Boustead Securities LLC acted as placement agent but waived its cash compensation related to such offering and, to date, has received no warrant compensation related to the transaction.

On February 8, 2022 and March 11, 2022, the Company sold to certain accredited investors $365,000 and $224,985, respectively, in 6% convertible notes (the “Notes”), which bore 6% interest, were repayable three years from the date of issuance, and converted automatically into shares of common stock or, in the event that units were sold in the offering, units, at a conversion price of $4.00 per unit upon closing of our IPO. Such notes were sold to accredited investors pursuant to an exemption from registration under Rule 506(b) of the Securities Act. Boustead Securities LLC acted as placement agent and received compensation of (i) $36,500 in cash and warrants to purchase 10% of the total number of shares issuable upon conversion of the Convertible Notes, exercisable at the conversion price of the Convertible Notes for the February offering and (ii) $22,750 in cash and warrants to purchase 10% of the total number of shares issuable upon conversion of the Convertible Notes, exercisable at the conversion price of the Convertible Notes for the March offering.

Effective March 30, 2022, the Company issued a total of 1,678 shares (839 shares on a post-reverse split basis) of common stock (the “Issuance”) to some 23 existing shareholders in satisfaction of certain interest that had accrued as the result of an inaccurate conversion of convertible notes in our 2018 share exchange. The Issuance satisfied in full all interest owed or otherwise accruing as the result of the inaccurate conversion. Such issuance was made in accordance with Rule 506(b) of the Securities Act.

On August 1, 2022, in conjunction with entering into three loan agreements for a total of $125,000, which were repayable following consummation of our IPO, we issued warrants to purchase a total of 50,000 shares of our common stock, exercisable at $2.50 per share. Such warrants were sold to three accredited investors pursuant to an exemption from registration under Rule 506(b) of the Securities Act. Boustead Securities LLC acted as placement agent and received warrants to purchase 5,000 shares of common stock exercisable at $2.50 per share, equal to 10% of the value of the note offering, and $12,500 in cash compensation.

The above disclosures do not include 678,180 shares granted pursuant to the Shuttle Pharmaceuticals Holdings, Inc. 2018 Equity Incentive Plan, which were issued to certain employees, directors and consultants, and vest on a periodic basis in accordance with the grant agreements between such individuals and the Company.

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

Operations to date have focused on continuing our research and development efforts to advance Ropidoxuridine clinical testing and improved drug formulation, to advance HDAC6 inhibitor (SP-2-225) preclinical development and explore new SBIR contract work on predictive biomarkers of radiation response, as well as prostate cell lines for health disparities research. We received Small Business Innovation Research (“SBIR”) contract funding from the National Institutes of Health (“NIH”) for the aforementioned projects. The clinical development of Ropidoxuridine has shown drug bioavailability and a maximum tolerated dose has been established for use in Phase II clinical trials. TCG GreenChem, Inc. (“TCG GreenChem”), with whom we have contracted for process research, development and cGMP compliant manufacture of IPdR, has successfully completed the manufacturing campaign for the active pharmaceutical ingredient (API) of Ropidoxuridine for use in the Company’s upcoming Phase II clinical trial in brain cancer patients undergoing radiation therapy. Shuttle also worked with University of Iowa Pharmaceuticals to develop the formulation, produce the capsules, and which have been shipped to Contract Research Organization (CRO) Theradex Oncology for distribution to clinical trial sites. Both activities have now been completed. In addition, Shuttle received approval from the FDA to begin the clinical trial. The FDA made recommendations to expand the clinical trial and the company agreed with the recommendation. With this change incorporated into the revised protocol, the Company believes it remains on track to commence its Phase II clinical study in the second quarter of 2024. The radiation biomarker project and the health disparities project have been completed and the company is following up with plans for clinical validation and potential commercialization. Changes in operational, administrative, legal and professional expenses related to our operations are set forth in more detail in the discussion below.

Results of Operations

Comparison of the year ended December 31, 2023 and 2022

The following table summarizes the results of our operations:

	Years Ended
	December 31,
	2023	2022	Change	%
Revenue	$-	$-	$-	-
Operating expenses:
Research and development, net of contract expense reimbursements	3,517,093	1,148,712	2,368,381	206%
General and administrative	1,046,854	538,796	508,058	94%
Legal and professional	1,328,435	866,770	461,665	53%
Total operating expenses and loss of operations	5,892,382	2,554,278	3,338,104	131%

Other income (expense):
Interest expense - related parties	(6,825)	(52,010)	45,185	(87%)
Interest expense	(2,484,193)	(917,879)	(1,566,314)	171%
Interest income	79,117	-	79,117	100%
Finance fee	(104,245)	-	(104,245)	(100%)
Change in fair value of derivative liabilities	2,216,488	94,025	2,122,463	2,257%
Gain on sale of marketable securities	4,970	-	4,970	100%
Change in fair value of marketable securities	71,568	-	71,568	100%
Loss on settlement of convertible debt	(477,221)	-	(477,221)	(100%)
Gain on settlement of accounts payable	-	328,687	(328,687)	(100%)
Gain on forgiveness of Paycheck Protection Program note payable	-	73,007	(73,007)	(100%)
Total other expense	(700,341)	(474,170)	(226,171)	48%
Net loss	$(6,592,723)	$(3,028,448)	$(3,564,275)	118%

Research and Development, net of contract expense reimbursements. Total research and development (“R&D”) expense was $3.5 million for the year ended December 31, 2023, as compared to $1.1 million for the year ended December 31, 2022, which included R&D expense reimbursements of $0 and $211,455, respectively. The increase of $2.4 million, or 206%, is primarily related to the Company increasing R&D spending as a result of having received funding from the Company’s initial public offering in the third quarter of fiscal 2022 and, the convertible note issued during the period ended March 31, 2023.

R&D compensation related expenses were $1.5 million in the year ended December 31, 2023 as compared to $0.8 million in the year ended December 31, 2022. Compensation related expenses, excluding reimbursements, for the year ended December 31, 2023 was 43% as a percent of R&D expense, representing a decrease from the 59% of total R&D incurred in the year ended December 31, 2022. Subcontract work, excluding reimbursements, made up 52% of total R&D expenses in the year ended December 31, 2023 and 35% of total R&D expenses during the year ended December 31, 2022.

General and Administrative Expenses. General and Administrative expenses in the year ended December 31, 2023 increased by $0.5 million, or 94%, from $0.5 million in the year ended December 31, 2022 to $1.0 million in the year ended December 31, 2023. The increase in general and administrative expenses was primarily due to increases in insurance expenses of $0.1 million, compensation of $0.2 million and advertising costs of $0.1 million.

Legal and Professional Expenses. During the year ended December 31, 2023, legal and professional expenses increased by $0.5 million or 53%. The increase in legal and professional fees was primarily due to increases in our expenses related to our public filing requirements, contracts and financing related work.

Other Income (expense) Other expense was $0.7 million for the year ended December 31, 2023, which mainly consisted of $2.5 million in interest expense on convertible notes, loss on settlement of convertible debt of $0.5 million, and offset by a gain on change in fair value of derivative liabilities of $2.2 million. Other expense was $0.5 million for the year ended December 31, 2022, which mainly consisted of $0.9 million in interest expense on convertible notes, offset by a gain on change in warrant liability of $94.0 thousand and a $0.3 million gain on settlement of accounts payable.

Liquidity and Capital Resources

Our consolidated financial statements are prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred losses since inception and had a net loss of $6.6 million and no revenues during the year ended December 31, 2023 and working capital of approximately $4.6 million as of December 31, 2023. In addition, the convertible notes payable outstanding at December 31, 2023 includes covenants and certain cash payment requirements. These conditions, and the Company’s ability to comply with such conditions, raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these financial statements are issued.

In September 2022, the Company completed its initial public offering of common stock, generating net proceeds of $10.0 million. Additionally, in January 2023, the Company entered into a securities purchase agreement with an institutional investor through which the Company sold a convertible note with a principal value of $4.3 million, along with a four-year warrant to purchase 1,018,079 shares of common stock, exercisable at $2.35 per share, providing the Company with $3.6 million in net proceeds. To date, the warrant has not yet been exercised. However, the Company’s existing cash resources, marketable securities and the cash received from the equity offering and convertible note are not expected to provide sufficient funds to carry out the Company’s operations and clinical trials through the next twelve months.

The capital raise has supported operations leading up to the manufacture of drug product and FDA approval of the IND for the Phase II clinical trial of Ropidoxuridine and radiation therapy in glioblastoma. The FDA recommended and the company agreed to an expansion of the clinical trial, necessitating additional capital to complete the trial. Management intends to initiate a rights offering for $4.5 million and has submitted SBIR applications for non-dilutive NIH funding for pre-clinical project. The ability of the Company to continue as a going concern is dependent upon our ability to successfully conduct clinical trials, bring a drug candidate to commercialization to generate revenues, and to raise additional equity or debt financing.

The accompanying financial statements do not include any adjustments to reflect the future effects on the recoverability and classification of assets or the amounts and classification of liabilities if the Company is unable to continue as a going concern.

Balance Sheet Data:

	December 31,	December 31,
	2023	2022	Change	%
Current assets	$5,593,005	$8,578,351	$(2,985,346)	(35%)
Current liabilities	1,042,237	975,676	66,561	7%
Working capital	$4,550,768	$7,602,675	$(3,051,907)	(40%)

As of December 31, 2023, total current assets were $5.6 million and total current liabilities were $1.0 million, resulting in working capital of $4.6 million. As of December 31, 2022, total current assets were $8.6 million and total current liabilities were $1.0 million, resulting in a working capital of $7.6 million. The Company’s current assets as of December 31, 2023 primarily resulted from $3.6 million in net cash received from the issuance of a convertible note payable, offset by $0.8 million repaid for related party notes ($685,473 in principal and $98,135 of accrued interest), and $0.4 million repaid in cash for a convertible note ($334,444 in principal and $59,846 in accrued interest). In addition, we continued progress on our R&D programs during the year ended December 31, 2023 that resulted in increased cash expenditures. The increase in current liabilities is primarily due to the current portion of the $4.3 million convertible note which is $0.7 million of convertible note payable and accrued interest, an increase in accounts payable of $0.2 million, offset by the reduction of $0.8 million in related party notes payable and accrued interest.

Cash Flows

	Years Ended December 31,
	2023	2022	Change	%
Cash used in operating activities	$(5,581,147)	$(2,710,454)	$(2,870,693)	106%
Cash used in investing activities	$(2,829,723)	$-	$(2,829,723)	(100%)
Cash provided by financing activities	$2,570,083	$10,622,908	$(8,052,825)	(76%)
Cash on hand	$2,576,416	$8,417,203	$(5,840,787)	(69%)

Cash Flows from Operating Activities

To date, we have not generated positive cash flows from operating activities. For the year ended December 31, 2023, net cash flows used in operating activities was $5.6 million, primarily consisting of a net loss of $6.6 million, increased by a gain on change in derivative liabilities of $2.2 million, offset by amortization of debt discount of $2.1 million, loss on settlement of convertible debt of $0.5 million, accrued interest settled with common stock of $0.3 million, stock-based compensation of $0.2 million and further reduced by a net change in operating assets and liabilities of $0.2 million. For the year ended December 31, 2022, net cash flows used in operating activities was $2.7 million, primarily consisting of a net loss of $3.0 million increased by a gain on change in derivative liability of $94.0 thousand, a gain on settlement of accounts payable of $0.3 million, a net change in in operating assets and liabilities of $0.5 million, amortization of debt discount of $0.9 million, and stock-based compensation of $0.4 million.

Cash Flows from Investing Activities

For the year ended December 31, 2023, we invested in trading marketable securities for $2,998,572 and received $187,895 in proceeds from disposition of marketable securities and purchased $19,046 of equipment. For the year ended December 31, 2022, we had no investing activities.

Cash Flows from Financing Activities

For the year ended December 31, 2023, we received net proceeds of $3,590,000 from the sale and issuance of convertible notes payable and warrants and repaid $334,444 in convertible notes and $685,473 in related party notes payable. For the year ended December 31, 2022, we received $10,022,193 from the issuance of shares of common stock and exercise of warrants and $600,715 from the issuance of convertible notes and warrants.

Recent Financing

On January 11, 2023, we entered into the SPA with the Investor, pursuant to which the Company sold to the Investor a $4.3 million convertible note (the “Convertible Note”) and warrant (the “Warrant”) to purchase 1,018,079 shares of common stock of the Company, in exchange for gross proceeds of $4.0 million Investment Amount. The Convertible Note amortizes on a monthly basis and the Company can make such monthly amortization payments in cash or, subject to certain equity conditions, in registered shares of common stock or a combination thereof. For equity repayment, the Convertible Note is convertible into shares of common stock at price per share equal to the lower of (i) $2.35 (ii) 90% of the three lowest daily VWAPs of the 15 trading days prior to the payment date or (iii) 90% of the VWAP of the trading day prior to payment date. The Convertible Note is repayable over 26 months and bears interest at the rate of 5% per annum. The Warrant is exercisable for four years from the date of closing and is exercisable at $2.35 per share. In the event the Investor exercises the Warrant in full, such exercise would result in additional gross proceeds to the Company of approximately $2.4 million.

On May 10, 2023, we entered into the Amendment Agreement to the SPA. Under the Amendment Agreement, the Company and the Investor amended the transaction documents as follows: (i) amended and restated Section 2 of the Warrant so as to remove a provision that would have potentially required an adjustment to the number of warrant shares exercisable under the Warrant, (ii) stipulated that the Company would obtain majority shareholder approval to issue up to an additional $10 million Subsequent Notes and Subsequent Warrants equal to 42.5% of the outstanding principal value of the Subsequent Notes, which Subsequent Note and Subsequent Warrant would be sold to the Investor on substantially the same terms as the existing Convertible Note and Warrant (each as amended by the Amendment Agreement) and upon conversion and/or exercise would cause the potential issuance of in excess of 19.9% of the Company’s issued and outstanding stock, (iii) that, upon obtaining majority stockholder approval, the Company would file a Schedule 14C related to such potential issuance of the shares of common stock related to the potential sale of the Subsequent Notes and Subsequent Warrants to the Investor within 30 calendar days of entry into the Amendment Agreement, and (iv) stipulated that the Investor would release $1,500,000 in cash collateral to the Company, with $1,000,000 to be released to the Company immediately upon singing of the Amendment Agreement and $500,000 to be released upon the Company’s filing of the Schedule 14C. The Company obtained majority stockholder consent to the potential sale of the Subsequent Notes and Subsequent Warrants to the Investor in advance of entry into the Amendment Agreement.

On June 4, 2023, we entered into the Amendment to the Amendment Agreement dated May 11, 2023, for purposes of amending the terms of the SPA. Under the Amendment to the Amendment Agreement, the Company and the Investor agreed as follows: (i) that Section 15(q) to the Convertible Note, which required the Company to hold the Cash Collateral in a Controlled Account Agreement (as defined in the Convertible Note), would no longer be applicable, (ii) that the Investor would stipulate the release to the Company of the remaining Cash Collateral totaling $2,924,000 (thus releasing the full amount of the Cash Collateral to the Company), and (iii) that, should the Investor exercise its option to purchase the Subsequent Notes and Subsequent Warrants, that such Subsequent Notes would omit Section 15(q) and that the Company would not be required to maintain any controlled accounts or otherwise be subject to any controlled account agreements.

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

Our most critical accounting policies and estimates relate to the following:

●	Research and Development Expenses
●	Fair Value of Derivative Financial Instruments
●	Initial Measurement of Equity-Based Warrants

Research and Development

Research and development expenses are expensed as incurred and, prior to our initial public offering in September 2022, have historically been offset by contract receivable payments from an NIH SBIR contract that has supported our scientific research. This is stated in the consolidated financial statements as research and development, net of contract expense reimbursements.

Fair Value of Financial Instruments

We evaluate all of our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities are evaluated at the end of each reporting period.

For our derivative financial instruments classified as a liability, the Company uses a Monte Carlo valuation model to value the derivative instruments at inception and on subsequent valuation dates. The model requires the use of simulations that are weighted based on significant unobservable inputs including the average volatility of a population set and probabilities assigned. Each simulation is based on the range of inputs in a scenario with the mean of the output on each simulation calculated as an average. The Monte Carlo simulation uses an implied VWAP for valuation. The implied VWAP was backsolved by setting the summation of the parts (e.g., derivatives and debt without derivatives) equal to the cash proceeds, and is updated each period.

The use of Monte Carlo valuation models require key inputs, some of which are based on estimates and judgements by management and/or external consultants. Any change to these key inputs could produce significantly higher or lower fair value measurements.

Initial Measurement of Equity-Based Warrants

We evaluate all of our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as equity, the derivative instrument is initially recorded at its fair value and recorded to additional paid in capital. The classification of derivative instruments, including whether such instruments should be recorded as equity, is evaluated at the end of each reporting period.

For our derivative financial instruments classified as equity, the Company used a Black Scholes valuation model, to calculate the fair value on issuance date, without revaluation.

The use of Black Scholes valuation model requires the input of highly subjective assumptions, including the expected price volatility, that is based on an analysis of the historical volatility of the common stock of a group of comparable entities. Any change to these inputs could produce significantly higher or lower fair value measurements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company,” this item is not required.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders, Board of Directors, and Audit Committee of

Shuttle Pharmaceuticals Holdings, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Shuttle Pharmaceuticals Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2023, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses and negative cash flows from operations since inception. These conditions, along with other matters as set forth in Note 1, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ FORVIS, LLP

We have served as the Company’s auditor since 2023.

Atlanta, GA

March 21, 2024

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

/s/ BF Borgers CPA PC

BF Borgers CPA PC

Served as Auditor from 2021 until March 21, 2023

Lakewood, CO

March 15, 2023

Shuttle Pharmaceuticals Holdings, Inc.

Consolidated Balance Sheets

	December 31,	December 31,
	2023	2022
Assets
Current assets
Cash and cash equivalents	$2,576,416	$8,417,203
Prepaid expenses	114,473	161,148
Marketable securities	2,887,215	-
Accrued interest income	14,901	-
Total Current Assets	5,593,005	8,578,351

Property and equipment, net of accumulated depreciation of $121,685 and $114,875 respectively	24,827	12,592
Other assets	-	6,480
Operating lease right-of-use asset	333,904	56,122
Total Assets	$5,951,736	$8,653,545

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued expenses	$282,860	$116,745
Accounts payable and accrued expenses related party	446	12,500
Accrued interest payable	110,453	-
Accrued interest payable - related parties	-	98,135
Notes payable to related parties	-	685,473
Convertible notes payable, net	595,999	-
Operating lease liability	52,479	62,823
Total Current Liabilities	1,042,237	975,676

Convertible notes payable non-current, net	135,089	-
Derivative liabilities	414,512	-
Operating lease liability non-current	304,127	-
Total Liabilities	1,895,965	975,676

Stockholders’ Equity
Series A Convertible Preferred Stock, $0.00001 par value; $1,000 per share liquidation value; 20,000,000 shares authorized; no shares outstanding	-	-
Common stock, $0.00001 par value; 100,000,000 shares authorized; 16,069,320 and 13,603,129 shares issued and outstanding, respectively	161	136
Additional paid in capital	19,543,222	16,572,622
Accumulated deficit	(15,487,612)	(8,894,889)
Total Stockholders’ Equity	4,055,771	7,677,869
Total Liabilities and Stockholders’ Equity	$5,951,736	$8,653,545

The accompanying notes are an integral part of these consolidated financial statements.

Shuttle Pharmaceuticals Holdings, Inc.

Consolidated Statements of Operations

	Years Ended
	December 31,
	2023	2022

Revenue	$-	$-

Operating expenses
Research and development, net of contract expense reimbursements	3,517,093	1,148,712
General and administrative	1,046,854	538,796
Legal and professional	1,328,435	866,770
Total operating expenses	5,892,382	2,554,278

Loss from operations	(5,892,382)	(2,554,278)

Other income (expense)
Interest expense - related parties	(6,825)	(52,010)
Interest expense	(2,484,193)	(917,879)
Interest income	79,117	-
Finance fee	(104,245)	-
Change in fair value of derivative liabilities	2,216,488	94,025
Gain on sale of marketable securities	4,970	-
Change in fair value of marketable securities	71,568	-
Loss on settlement of convertible debt	(477,221)	-
Gain on settlement of accounts payable	-	328,687
Gain on forgiveness of Paycheck Protection Program note payable	-	73,007
Total other expense	(700,341)	(474,170)

Net loss	(6,592,723)	(3,028,448)

Dividend on Series A Preferred Stock	-	(71,009)
Net loss attributable to common stockholders	$(6,592,723)	$(3,099,457)

Weighted average number of common shares outstanding - basic and diluted	14,919,484	10,351,046
Net loss per common share - basic and diluted	$(0.44)	$(0.29)

The accompanying notes are an integral part of these consolidated financial statements.

Shuttle Pharmaceuticals Holdings, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

	Series A Preferred Stock		Common Stock		Additional Paid in	Common Stock to be	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Issued	Deficit	(Deficit)
Balance - December 31, 2021	1,213	$-	9,312,152	$93	$4,150,867	$16,340	$(5,795,432)	$(1,628,132)

Common stock issued for cash	-	-	1,409,771	14	10,008,081	-	-	10,008,095
Warrants exercised for cash	-	-	1,409,771	14	14,084	-	-	14,098
Warrants issued for financing costs	-	-	-	-	412,241	-	-	412,241
Common stock issued for conversion of convertible debt and accrued interest	-	-	148,339	1	604,863	(16,340)	-	588,524
Common stock issued for exercise of warrants with settlement of notes payable	-	-	857,780	9	576,467	-	-	576,476
Common stock issued for restricted stock units	-	-	27,989	-	-	-	-	-
Stock-based compensation	-	-	-	-	403,956	-	-	403,956
Dividends on Series A preferred stock	-	-	-	-	-	-	(71,009)	(71,009)
Common shares issued for dividends on and conversion of Series A preferred stock	(1,213)	-	437,327	5	402,063	-	-	402,068
Net loss	-	-	-	-	-	-	(3,028,448)	(3,028,448)
Balance - December 31, 2022	-	$-	13,603,129	$136	$16,572,622	$-	$(8,894,889)	$7,677,869

Warrants issued for financing costs, net of issuance fees of $8,727	-	-	-	-	90,816	-	-	90,816
Common stock issued for conversion of accrued interest and principal	-	-	2,380,996	24	2,697,825	-	-	2,697,849
Common stock issued for restricted stock units	-	-	85,195	1	(1)	-	-	-
Stock-based compensation	-	-	-	-	181,960	-	-	181,960
Net loss	-	-	-	-	-	-	(6,592,723)	(6,592,723)
Balance - December 31, 2023	-	$-	16,069,320	$161	$19,543,222	$-	$(15,487,612)	$4,055,771

The accompanying notes are an integral part of these consolidated financial statements.

Shuttle Pharmaceuticals Holdings, Inc.

Consolidated Statements of Cash Flows

	Years Ended
	December 31,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,592,723)	$(3,028,448)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6,811	5,972
Change in fair value of derivative liabilities	(2,216,488)	(94,025)
Amortization of debt discount and finance fees	2,123,049	885,505
Gain on marketable securities	(4,970)	-
Change in fair value of marketable securities	(71,568)	-
Accrued interest settled with common stock	294,927	-
Loss on settlement of convertible debt	477,221	-
Gain on settlement of accounts payable	-	(328,687)
Gain on forgiveness of Paycheck Protection Program note payable	-	(73,007)
Gain on interest relief on conversion of notes payable	-	12,625
Stock-based compensation	181,960	403,956
Changes in operating assets and liabilities:
Accrued interest income	(14,901)	-
Prepaid expenses	46,675	(156,282)
Accounts payable and accrued expenses	166,115	(382,881)
Accounts payable and accrued expenses - related parties	(12,054)	12,500
Accrued interest payable	110,453	(13,177)
Accrued interest payable - related parties	(98,135)	51,188
Other assets	6,480	-
Change in operating lease asset and liability	16,001	(5,693)
Net cash used in operating activities	(5,581,147)	(2,710,454)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in marketable securities	(2,998,572)	-
Proceeds from disposition of marketable securities	187,895	-
Purchase of equipment	(19,046)	-
Net cash used in investing activities	(2,829,723)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common shares and exercise of warrants	-	10,022,193
Proceeds from note payable-related party	-	50,000
Repayment of note payable-related party	(685,473)	(50,000)
Proceeds from convertible notes payable and warrants	3,935,000	600,715
Payment for finance costs related to convertible note payable	(345,000)	-
Payment of convertible note payable	(334,444)	-
Net cash provided by financing activities	2,570,083	10,622,908

Net change in cash and cash equivalents	(5,840,787)	7,912,454
Cash and cash equivalents, beginning of period	8,417,203	504,749
Cash and cash equivalents, end of period	$2,576,416	$8,417,203

Cash paid for:
Interest	$164,807	$39,201
Income taxes	$-	$-

Supplemental non-cash financing activities:
Common stock issued for conversion of accrued interest	$-	$16,340
Common stock issued for settlement of debt	$2,697,849	$588,524
Common stock issued for exercise of warrants with settlement of notes payable	$-	$576,476
Common stock issued for dividend payable	$-	$402,068
Warrants issued for financing fees, net of issuance fees of $8,727 and $0, respectively	$90,816	$412,241
Initial recognition of right of use asset and liability	$365,556	$-

The accompanying notes are an integral part of these consolidated financial statements.

Shuttle Pharmaceuticals Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

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

Liquidity and Going Concern

Our consolidated financial statements are prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred losses since inception and has a net loss of approximately $6.6 million and no revenues for the year ended December 31, 2023 and working capital of approximately $4.6 million as of December 31, 2023. In addition, the convertible note payable outstanding at December 31, 2023 includes covenants and certain cash payment requirements. These conditions, and the Company’s ability to comply with such conditions, raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued.

In September 2022, the Company completed its initial public offering of common stock, generating net proceeds of approximately $10.0 million. Additionally, in January 2023, the Company entered into a securities purchase agreement with an institutional investor through which the Company sold a convertible note with a principal value of $4.3 million, along with a four-year warrant to purchase 1,018,079 shares of common stock, exercisable at $2.35 per share, providing the Company with approximately $3.6 million in net proceeds. To date, the warrant has not yet been exercised. However, the Company’s existing cash resources, marketable securities and the cash received from the equity offering and convertible note are not expected to provide sufficient funds to carry out the Company’s operations and clinical trials through the next twelve months.

The capital raise has supported operations leading up to the manufacture of drug product and FDA approval of the IND for the Phase II clinical trial of Ropidoxuridine and radiation therapy in glioblastoma. The FDA recommended and the company agreed to an expansion of the clinical trial, necessitating additional capital to complete the trial. Management intends to initiate a rights offering for $4.5 million and has submitted SBIR applications for non-dilutive NIH funding for pre-clinical project. The ability of the Company to continue as a going concern is dependent upon its ability to successfully conduct clinical trials, bring a drug candidate to commercialization to generate revenues, and to raise additional equity or debt financing.

The accompanying consolidated financial statements do not include any adjustments to reflect the future effects on the recoverability and classification of assets or the amounts and classification of liabilities if the Company is unable to continue as a going concern.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

These consolidated financial statements and related disclosures have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The consolidated financial statements and disclosures have been prepared using the accrual basis of accounting in accordance with U.S. generally accepted accounting principles (“GAAP”).

Basis of Consolidation

The consolidated financial statements have been prepared on a consolidated basis with those of the Company’s wholly-owned subsidiaries, Shuttle Pharmaceuticals, Inc. and Shuttle Diagnostics, Inc. All intercompany transactions and balances have been eliminated.

Reclassifications

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations.

Correction of an Immaterial Error in the Prior Period Financial Statements

During the fourth quarter of 2023, the Company determined that the prior year consolidated financial statements had a misstatement caused by an immaterial classification error of certain research and development expense in accordance with ASC 730. As a result, certain prior year amounts have been corrected for consistency with the current year presentation. The Company assessed the materiality of this change in presentation on prior period consolidated financial statements in accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” (ASC Topic 250, Accounting Changes and Error Corrections). Based on this assessment, the Company concluded that these error corrections in its Consolidated Statements of Operations are not material to any previously presented financial statements based upon overall considerations of both quantitative and qualitative factors. The corrections had no impact on the Consolidated Balance Sheet, Consolidated Statements of Cash Flows, or Consolidated Statement of Changes in Stockholders’ Equity, to these financial statements, or for any previously presented interim or annual financial statements. Further, the corrections did not result in a change in quarterly or year-to-date operating losses, basic or diluted earnings per share, or working capital. The quarterly corrections for 2023 include $89,007 (March 31), $93,708 (June 30), and $95,129 (September 30). Accordingly, the Company corrected the previously reported immaterial errors for the years ended December 31, 2023 and 2022 in this Annual Report on Form 10-K.

A summary of corrections reflecting the prior period impact to the Company’s Consolidated Statement of Operations, for the year ended December 31, 2022, are shown below:

	December 31, 2022	Correction	As Corrected December 31, 2022
General and administrative expense	$198,978	$339,818	$538,796
Research and development expense	1,488,530	(339,818)	1,148,712
Net Loss	$1,687,508	$-	$1,687,508

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions. The Company bases its estimates and assumptions on current facts, historical experience, and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected. Significant estimates are contained in the accompanying consolidated financial statements for the valuation of derivatives and initial measurement of equity-based warrants.

Cash and Cash Equivalents

Cash and cash equivalents include cash in bank accounts and money market funds with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. As of December 31, 2023 and 2022, cash and cash equivalents consisted of the following:

	December 31,	December 31,
	2023	2022
Cash	$1,550,098	$5,411,378
Money market funds	1,026,318	3,005,825
	$2,576,416	$8,417,203

Periodically, the Company may carry cash balances at financial institutions in excess of the federally insured limit of $250,000 per institution. The amount in excess of the FDIC insurance as of December 31, 2023 was approximately $1,849,000. The Company has not experienced losses on these accounts and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant.

Marketable Securities

Our investments in debt securities are carried at fair value. Investments in debt securities that are not classified as held-to-maturity are carried at fair value and classified as either trading or available-for-sale. Realized and unrealized gains and losses on trading of debt securities are charged to income.

As of December 31, 2023, the marketable securities held by the Company, which are classified as trading marketable securities, consisted of an outstanding balance of $2,887,215. During the year ended December 31, 2023, the Company recognized interest income of $52,855, realized gains of $4,970, and unrealized gains of $71,568. The were no marketable securities during the year ended December 31, 2022.

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

Set out below are the Company’s financial instruments that are required to be remeasured at fair value on a recurring basis and their fair value hierarchy as of December 31, 2023 (none for December 31, 2022):

December 31, 2023	Level 1	Level 2	Level 3	Carrying Value
Assets
Marketable Securities:
United States Treasury Bonds	$2,887,215	$-	$-	$2,887,215
Total Assets	$2,887,215	$-	$-	$2,887,215
Liabilities
Derivative Liability - Warrants	$-	$-	$410,660	$410,660
Derivative Liability - Accelerated feature			3,852	3,852
Total Liabilities	$-	$-	$414,512	$414,512

Leases

We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use asset (“ROU”), operating lease liability - current, and operating lease liability - noncurrent on the consolidated balance sheets. Finance leases are included in property and equipment, other current liabilities, and other long-term liabilities in our consolidated balance sheets. The Company did not utilize any financing that required recognition of finance leases during the years ended December 31, 2023 and 2022.

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As our leases do not provide an implicit rate, we use our incremental borrowing rate based on the estimated rate of interest for collateralized borrowing, over a similar term of the lease payments at commencement date. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

Leases with a lease term of 12 months or less at inception are not recorded on our consolidated balance sheets and are expensed on a straight-line basis over the lease term in our statement of operations. We have lease agreements with lease and non-lease components, which are generally accounted for separately.

The Company determines the present value of minimum future lease payments for operating leases by estimating a rate of interest that it would have to pay to borrow on a collateralized basis over a similar term, an amount equal to the lease payments and a similar economic environment (the “incremental borrowing rate” or “IBR”). The Company determines the appropriate IBR by identifying a reference rate and making adjustments that take into consideration financing options and certain lease-specific circumstances. For the reference rate, the Company used an equity built up, risk adjusted rate, as the implicit interest rate.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Expenditures for maintenance and repairs are charged to expense as incurred; additions, renewals and betterments are capitalized. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation of property and equipment is provided using the straight-line method for substantially all assets with estimated lives as follows:

Furniture	5 years
Computers and equipment	5 years
Research Equipment	10 years

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. We evaluate all of our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. For our derivative financial instruments, the Company used a Monte Carlo valuation model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the consolidated balance sheet sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within twelve (12) months of the balance sheet date.

Convertible Note

The Company bifurcates conversion options from their host instruments and accounts for them as free standing derivative financial instruments if certain criteria are met. The criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument.

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the consolidated statements of operations. The fair value of the warrants is estimated using a Black-Scholes pricing model or a Monte Carlo simulation.

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

Stock-Based Compensation

Compensation cost for stock awards, which include restricted stock units (“RSUs”), is measured at the fair value on the grant date and recognized as expense, over the related service or performance period. The fair value of stock awards is based on the quoted price of our common stock on the grant date. Compensation expense related to the RSUs is reduced by the fair value of the units that are forfeited by employees that leave the Company prior to vesting as they occur. Compensation cost for RSUs are recognized using the straight-line method over the requisite service period.

Research and Development Expenses

Research and development expenses are charged to expense as incurred. Research and development expenses include, but are not limited to, product development, clinical and regulatory expenses, payroll and other personnel expenses, which include a certain portion of our chief executive officer, chief operating officer, chief financial officer and directors’ compensation. For the year ended December 31, 2023 and 2022, a portion of personnel-related expenses and stock-based compensation expense for these individuals totaling $0.8 million and $0.6 million, respectively, was included within research and development due to their active involvement in the research and development activities, materials, supplies, related subcontract expenses, and consulting costs.

Regarding the accounting treatment for reimbursements, GAAP provides limited guidance on the accounting for government grants received by for-profit companies. In accordance with ASC Topic 832, Government Assistance, as adopted January 1, 2022, we disclose certain types of government assistance received in the notes to the consolidated financial statements that includes: a) the nature of the transaction including the nature of the assistance being given, b) the accounting policies being used to account for the transaction and c) other provisions of relevance, where required. Depending on the type of grant or contract, we understand there is more than one acceptable alternative for the accounting treatment – a reduction of costs, a deferred credit to be amortized, revenue or other income. The Company has concluded that reimbursements received for R&D expenses incurred, are more akin to a reduction of costs and applies reimbursements against incurred research costs. For the years ended December 31, 2023 and 2022, we recorded $0 and $211,455 in Research and development, net of contract expense reimbursements, respectively.

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

Net Loss Per Common Stock

Net loss per share of common stock requires presentation of basic earnings per share on the face of the statements of operations for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic earnings per share computation. In the accompanying consolidated financial statements, basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent share arrangements, stock options and warrants unless the result would be antidilutive.

The dilutive effect of restricted stock units subject to vesting and other stock-based payment awards is calculated using the “treasury stock method,” which assumes that the “proceeds” from the exercise of these instruments are used to purchase common shares at the average market price for the period. The dilutive effect of convertible securities is calculated using the “if-converted method.” Under the if-converted method, securities are assumed to be converted at the beginning of the period, and the resulting shares of common stock are included in the denominator of the diluted calculation for the entire period being presented.

For the years ended December 31, 2023 and 2022, the following common stock equivalents were excluded from the computation of diluted net loss per share as the result of the computation was anti-dilutive.

	December 31,	December 31,
	2023	2022
Convertible notes (Note 5)	959,513	-
Warrant (Note 6)	1,446,155	356,810
Restricted stock units (Note 6)	197,855	-
	2,603,523	356,810

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The guidance is effective for the Company’s fiscal years beginning after February 1, 2025, with early adoption permitted. The Company does not expect the adoption of this standard to have any material impact on its financial statements.

There have been no other recent accounting pronouncements, changes in accounting pronouncements or recently adopted accounting guidance during the year ended December 31, 2023 that are of significance or potential significance to the Company.

Note 3 – Leases

The Company had two lease agreements during the year which allowed for the use of laboratory facilities. The first was for a monthly payment of $6,480, with a security deposit of $6,480 held for the duration of the lease, that commenced on October 1, 2018, with the first payment made on January 1, 2019 and ended on October 31, 2023.

On February 16, 2023, the Company entered into a new lease agreement for new office and laboratory space, with base rent of $7,206 per month for a period of 64 months, which increases at the rate of 3% per year, that commenced June 1, 2023. The new lease included a six-month 50% rent abatement upon commencement. Additional common area maintenance (“CAM”) fees are charged monthly and revised annually. The estimated monthly CAM fees are $3,300 per month for the first year of the lease, which are being expensed as incurred. An irrevocable letter of credit (“LOC”) for the security deposit of $43,234 and base rent of $3,891, including 50% abatement, and $3,315 of CAM cost, was due and paid on execution of the lease agreement. Alexandria Real Estate (ARE-QRS-CORP) is the beneficiary of the LOC, and the expiry date of the LOC is February 15, 2024. Subsequent to December 31, 2023, the LOC was renewed with an updated expiry date of March 1, 2025.

The following summarizes the right-of use asset and lease information for the Company’s operating leases:

	Years Ended
	December 31,
	2023	2022

Operating lease cost	$112,022	$70,175
Variable lease cost	24,222	-
Sublease income	(7,819)	(7,070)
Total lease cost	$128,425	$63,105

Other information
Operating cash flows from operating leases	$95,641	$76,248
Right-of-use assets obtained in exchange for new operating lease liabilities	$365,556	$-

Weighted-average remaining lease term — operating leases (year)	4.67	0.80
Weighted-average discount rate — operating leases	10.48%	10%

Future non-cancelable minimum lease payments under the operating lease liability as of December 31, 2023, are as follows:

Years ended December 31,
2024	$91,502
2025	94,247
2026	97,074
2027	99,986
2028	68,235
Total future minimum lease payments	451,044
Less: imputed interest	(94,438)
Present value of payments	$356,606

Note 4 – Notes Payable-Related Party

On December 1, 2020, the Company consolidated all of the outstanding loans owed to an officer of the Company and to his spouse, resulting in the following two loans: (i) a single loan from the spouse of an officer of the Company, dated December 1, 2020, with a principal balance of $426,243, bearing interest at the rate of 7.5% per annum, with a maturity date of December 31, 2021; and (ii) a single loan owed to an officer of the Company in the principal amount of $139,229, bearing interest at the rate of 7.5% per annum, with a maturity date of December 31, 2021. In December of 2021, the maturity dates of these loans were further extended to June 30, 2022. In July of 2022, the notes were extended to June 30, 2023.

On June 21, 2021, the Company entered into a loan from the spouse of an officer of the Company in the amount of $120,000 (principal) with an interest rate of 7.5% per annum due June 21, 2022. In July of 2022, the loan was extended to June 30, 2023.

As of June 30, 2023 principal payments of $685,473 and interest of $104,968 were paid. As of December 31, 2023, there were no outstanding principal or interest balances for these related party notes.

Note 5– Convertible Notes

Alto Opportunity Master Fund, SPC

On January 11, 2023, the Company entered into a securities purchase agreement (the “SPA”) with Alto Opportunity Master Fund, SPC – Segregated Master Portfolio B, a Cayman entity (the “Investor”), pursuant to which the Company sold to the Investor a $4,300,000 convertible note (the “Alto Convertible Note”) and warrant (the “Warrant”) to purchase 1,018,079 shares of common stock, exercisable at $2.35 per share, in exchange for gross proceeds of $3,935,000 million (the “Investment Amount”) (See Note 7). The Company determined that the Warrant contains a net cash settlement feature at inception and categorized the Warrant as a liability in the accompanying consolidated financial statements. The Alto Convertible Note matures on March 11, 2025, but may be extended at the option of the noteholder. The Alto Convertible Note amortizes on a monthly basis and the Company can make such monthly amortization payments in cash or, subject to certain equity conditions, in registered shares of common stock or a combination thereof. Installments may be deferred by the noteholder, resulting in a variable interest rate. However, the effective interest rate is approximately 346% based on the internal rate of return calculated on a series of cash flows that occur at regular intervals. For equity repayment, the Alto Convertible Note is convertible into shares of common stock at a price per share equal to the lower of (i) $2.35, (ii) 90% of the three lowest daily VWAPs of the 15 trading days prior to the payment date, or (iii) 90% of the VWAP of the trading day prior to payment date. The noteholder may convert at any time at a fixed price of $2.35 per share. The noteholder has an acceleration of installment amount conversion option (the “Acceleration Option”), whereby the noteholder, with certain share percentage limitations, can convert to common stock any outstanding installment amount at an amount equal to the installment amount plus five times (5x) the installment amount at any time. The Company has determined the Acceleration Option is an embedded derivative within the host instrument and has bifurcated it from the host instrument and recorded it as a derivative liability valued at $1,442,000, using a Monte Carlo simulation model (Note 7). The Convertible Note is repayable over 26 months and bears interest at the rate of 5% per annum. Additionally, the note contains certain redemption options and “Make Whole” provisions.

In conjunction with entry into the SPA, the Company entered into a series of related agreements, including a security agreement (the “Security Agreement”), an intellectual property security agreement (the “IP Security Agreement”) and a subsidiary guaranty (the “Subsidiary Guaranty”). The security agreements and guaranty allow, among other things, for the Investor to have a security interest in and place a lien on all of the Company’s assets and intellectual property until such time as the Alto Convertible Note is paid off. In addition, the SPA called for the Company to enter into a springing deposit account control agreement (the “Springing DACA”), which, in the event the Company defaults on its repayment of the Alto Convertible Note, would allow the Investor to assume control of the Company’s bank account only with regard to any funds remaining outstanding under the Alto Convertible Note. As such, in conjunction with entry into the SPA, the Company established a separate bank account in which it deposited the Investment Amount and pursuant to which the Company, the Investor and the bank holding the Investment Amount, First Republic Bank, entered into the Springing DACA agreement. As the Investment Amount had been held at First Republic Bank, in light of certain banking crises then affecting smaller banks, on March 12, 2023, the Company and the Investor moved the Investment Amount from First Republic Bank, after which time the Springing DACA was no longer in effect. Further, pursuant to amendments to the SPA entered into in May and June of 2023, the Company and the Investor agreed that all of the Investment Amount would be released to the Company and the relevant provision of the SPA which required the Springing DACA would no longer be deemed applicable. In addition, the Company granted the Investor the option to purchase up to an additional $10 million in convertible notes and warrants on substantially the same terms as the Alto Convertible Note and Warrant, excluding the Springing DACA requirement, with such option to be effective through December 31, 2025. The agreement offers the investor an opportunity to participate in future capital raises at substantially similar terms as the January 11, 2023 agreement. The Company expects that such subsequent convertible notes and warrants would be issued on substantially similar terms as the January 11, 2023 initial agreement, as amended, thus providing the Company the opportunity to negotiate certain aspects of the agreement.

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

During the year ended December 31, 2023, the Company recorded interest expense of $2,484,193, which included amortization of debt discount as interest expense of $2,123,049. During the year ended December 31, 2023, the Company settled $1,925,700 of principal and settled $294,927 of accrued interest, which settlements were made in the form of 2,380,996 shares of common stock during the year ended December 31, 2023.

As of December 31, 2023, the outstanding principal for the convertible note was $2,254,856 and the debt discount remaining was $1,523,768, with a net convertible note carrying value of $731,088, which represents the current and non-current portions of the convertible note as of December 31, 2023.

Note 6 – Stockholders’ Equity

Common Stock

During the year ended December 31, 2023, the Company issued:

●	2,380,996 shares of common stock to settle $1,925,700 of principal and $294,927 of interest on a Convertible Note and incurred $477,221 of loss on settlement.
●	85,195 shares of common stock issued for vesting of restricted stock units.

During the year ended December 31, 2022, the Company issued:

●	839 shares of common stock for conversion of $16,340 of accrued interest and 147,500 shares of common stock upon settlement of notes payable for $588,524.
●	27,989 shares of common stock upon vesting of restricted stock units.
●	1,409,771 shares of common stock upon completion of the Company’s initial public offering for $10,008,095.
●	1,409,771 shares of common stock upon completion of the Company’s initial public offering for exercise of warrants $14,098.
●	857,780 shares of common stock upon exercise of warrants to settle notes payable for $576,476.
●	336,810 shares of common stock upon conversion of preferred shares and 100,517 to settle dividends payable for $402,068.

Warrants

In connection with the January 2023 Alto Convertible Note, Boustead was granted warrants to purchase 71,266 shares of common stock, at an exercise price of $2.35 per share (Note 5). In addition, Alto was granted warrants to purchase 1,018,079 shares of common stock, at an exercise price of $2.35 per share (Note 5, 7).

A summary of activity regarding all warrants issued for the year ended December 31, 2023 and 2022 were as follows:

	Number of	Weighted Average	Weighted Average
	warrants	Exercise Price	Life (years)
Outstanding, December 31, 2021	-	$-	-
Granted(1)	2,641,354	0.75	4.75
Exercised(2)	(2,284,544)	0.26	-
Outstanding, December 31, 2022	356,810	$3.92	2.79
Granted - Boustead	71,266	2.35	5.00
Granted - Ayrton	1,018,079	2.35	4.00
Outstanding, December 31, 2023	1,446,155	$2.74	2.77

(1)	Granted warrants include those granted on conversion of Notes Payable - 677,500, Notes Payable – Related Parties – 20,000, Series A Preferred Shares - 336,810 and issued during the IPO - 1,607,044.
(2)	Includes 197,273 warrants exercised on a cashless basis for 180,280 shares of common stock.

The intrinsic value of the warrants as of December 31, 2023 is $0. All of the outstanding warrants are exercisable as of December 31, 2023.

Equity Incentive Plan

Our 2018 Equity Incentive Plan (the “2018 Plan”) provides for equity incentives to be granted to our employees, executive officers, directors and key advisers and consultants. Equity incentive grants may be made in the form of stock options with an exercise price of not less than the fair market value of the underlying shares as determined pursuant to the 2018 Equity Incentive Plan, restricted stock awards, other stock-based awards, or any combination of the foregoing. The 2018 Equity Incentive Plan is administered by the Company’s compensation committee. We have reserved 3,000,000 shares of our common stock for issuance under the 2018 Equity Incentive Plan. As of December 31, 2023, 678,180 shares have been granted under the 2018 Equity Incentive Plan, of which 480,325 shares have vested.

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

During the years ended December 31, 2023 and 2022, pursuant to agreements with directors, officers and consultants, 259,326 and 35,587 RSUs with a value of $352,400 and $100,000 were granted, respectively. Compensation expense for the vesting RSUs were as follows:

	Year ended December 31,
	2023	2022
Recognized in general and administrative expense	$115,000	$170,663
Recognized in research and development expense	66,960	233,293
Total	$181,960	$403,956

As of December 31, 2023 and 2022, there was $231,550 and $61,111, respectively, of unrecognized stock-based compensation expense related to unvested RSUs, which is expected to be recognized over a weighted-average period of 1.06 years and 1.83 years, respectively.

A summary of activity regarding the Restricted Stock Units issued follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding, December 31, 2021	63,686	$23.87
Granted	35,587	2.81
Outstanding, December 31, 2022	99,273	$15.06
Granted	259,326	1.36
Vested	(160,744)	1.50
Outstanding, December 31, 2023	197,855	$1.47

Note 7 – Derivative Liabilities

Fair Value Assumptions Used in Accounting for Derivative Liabilities

ASC 815 requires us to assess the fair market value of derivative liabilities at the end of each reporting period and recognize any change in the fair market value as other income or expense.

In January 2023, in connection with the Alto Convertible Note, the Company issued warrants to purchase 1,018,079 shares of common stock, with an exercise price of $2.35 per share, valued at inception at $1,189,000 and as of December 31, 2023, at $410,660. The Company determined our derivative liabilities from the warrants issued in relation to the Alto Convertible Note do not satisfy the classification as equity instruments due to the existence of a certain net cash settlement provision that is not within the sole control of the Company. In addition, there are certain down round provisions that could reduce the exercise price if the Company issues securities at lower prices in the future.

The Company determined our derivative liability from the noteholder’s Acceleration Option for the Alto Convertible Note is not clearly and closely related to the host and should be thus accounted for as a bifurcated derivative liability.

We classified these derivative liabilities as a Level 3 fair value measurement and used the Monte Carlo pricing model to calculate the fair value as of January 11, 2023, and for each reporting period. Key inputs for the simulation are summarized below. The Monte Carlo simulation uses an implied VWAP for each valuation date. The implied VWAP was backsolved by setting the summation of the parts (e.g., derivatives and debt without derivatives) equal to the cash proceeds. The simulation was then iterated and manipulated to solve for the implied share price, which was approximately $1.58 per share (or an approximate 14% discount to the quoted market VWAP on January 11, 2023). Additionally, the Company estimates probability for various specific scenarios impacting the warrant valuation.

The range of key inputs for the Monte Carlo simulation for the year ended December 31, 2023, were as follows:

Net cash settlement and down round key valuation inputs – warrants*
Annualized volatility	77.51% - 92.33%
Risk-free interest rate	4.01% - 5.23%
Quoted VWAP*	$0.59
Exercise price	$2.35
Probability assessment	5% - 25%
Illiquidity discount	-17%
Time period (years)	0.53 - 3.03

*	Based on a Monte Carlo simulation analysis of 50,000 iterations

Acceleration option key valuation inputs*
Annualized volatility	34.23% - 59.15%
Risk-free interest rate	4.68% - 5.60%
Quoted VWAP*	$0.59
Illiquidity discount	-17%
Time period (years)	0 - 1.2

*	Based on a Monte Carlo simulation analysis of 50,000 iterations

The following table summarizes the changes in the derivative liabilities:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Warrants	Accelerated Feature
Balance - December 31, 2021	$94,025	$-
Gain on change in fair value	(94,025)	-
Balance - December 31, 2022	-	-
Addition of new derivatives	1,189,000	1,442,000
Gain on change in fair value	(778,340)	(1,438,148)
Balance - December 31, 2023	$410,660	$3,852

Note 8 – Related Party Transactions

On September 14, 2022, we entered into a manufacturing agreement with TCG GreenChem, Inc. (“TCG GreenChem”), the U.S. subsidiary of TCG Lifesciences Pvt Ltd., a global contract research and manufacturing services company located in India. Dr. Chis Senanayake, one of our independent directors, is CEO and CSO of TCG GreenChem and CSO of TCG Lifesciences Pvt Ltd. TCG GreenChem was contracted for process research, development and cGMP compliant manufacture of IPdR. The Company paid TCG GreenChem $450,000 during the year ended December 31, 2022 and a total of $1,096,370 during the year ended December 31, 2023, completing the contract.

Note 9 – Income Taxes

The Company has no income tax expense or benefit for the years ended December 31, 2023 and 2022, since the Company has a full valuation allowance for the net operating loss carryforwards in these periods.

We recognize tax benefits from uncertain tax positions only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized from such positions are estimated based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. There are no uncertain tax positions to be reported for the tax years 2023 and 2022.

The Tax Cuts and Jobs Act of 2017 (“TCJA”) amended IRC Section 174 to require capitalization of all research and development (“R&D”) costs incurred in tax years beginning after December 31, 2021. These costs are required to be amortized over five years if the R&D activities are performed in the U.S., or over 15 years if the activities were performed outside the U.S. For tax reporting purposes, the Company capitalized $3,517,485 and $1,488,530 of R&D expenses incurred as of December 31, 2023 and 2022, respectively.

The reconciliation of income tax benefit at the U.S. statutory rate of 21% to the Company’s tax expense is as follows:

	December 31,	December 31,
	2023	2022
Federal tax benefit at statutory rate	$(1,384,472)	$(635,974)
State income tax benefit, net of federal tax effect	(452,682)	(249,847)
Rate change	(5,710)	-
R & D tax credits	(240,000)	(83,975)
Return to provision adjustments	286,015	66,214
Permanent differences	203,909	(21,355)
Change in valuation allowance	1,535,466	924,937
Shortfall of stock compensation expense	40,674	-
Other adjustments	16,800	-
Income tax expense	$-	$-

The principal components of deferred tax assets consist of the following:

	December 31,	December 31,
	2023	2022
Deferred tax asset:
Net operating loss carryforwards	$1,727,566	$1,173,451
Fixed assets	-	7,801
Intangibles (includes Section 174 capitalization)	1,197,938	399,644
R&D tax credits	423,915	215,229
Equity based compensation	1,251	-
Interest & other accrued expenses	72,140	45,574
Lease asset/(liability)	6,326	-
Total	$3,429,136	$1,841,698

	December 31,	December 31,
Deferred tax Liabilities:	2023	2022
Change in fair market value of securities	$(19,943)	$-
Prepaid expenses	(30,544)	-
Fixed assets	(2,746)	-
Total	$(53,233)	$-

Total deferred tax asset	$3,375,903	$1,841,698
Less: valuation allowance	(3,375,903)	(1,841,698)
Net deferred tax asset	$-	$-

A reconciliation of the U.S. federal income tax rate to the Company’s effective tax rate is as follows:

	December 31,	December 31,
	2023	2022
Federal income tax benefit at statutory rate	21.0%	21.0%
State income tax benefit, net of federal tax effect	6.9%	8.3%
Change in tax rate	0.1%	0.0%
R&D tax credits	3.6%	2.8%
Return to provision adjustments	(4.3%)	(2.2%)
Permanent differences	(3.1%)	0.7%
Change in valuation allowance	(23.2%)	(30.5%)
Shortfall of stock compensation expense	(0.6%)	-
Other adjustments	(0.4%)	(0.1%)
Total income tax expense	0.0%	0.0%

As of December 31, 2023, the Company had approximately $6.4 million and $5.9 million of net operating losses (“NOL”) carried forward to offset federal and state taxable income, if any, in the future. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

NOLs created prior to 2018 could be carried back two years and carried forward 20 years. As amended by the Tax Cuts and Jobs Act of 2017 (TCJA), NOLs created after 2017 can no longer be carried back and are instead carried forward indefinitely. The Company has $139,813 and $238,380 of federal NOL carryforwards from 2016 and 2017, respectively, which begin to expire in 2036. The Company has an additional $6,036,599 and $5,933,889 of federal and state NOLs created after 2017, respectively, which can be carried forward indefinitely. The NOLs can be used to offset future income limited to the lesser of the NOL or 80% of the year’s taxable income.

As of December 31, 2023, the Company has $360,715 of federal Research and Development (R&D) tax credits. These can be carried forward 20 years to offset future federal income tax. These begin to expire in 2037. Additionally, the Company has $80,000 of state R&D tax credits which can be carried forward seven years. These begin to expire in 2030.

Note 10 – Subsequent Events

Management evaluated all additional events subsequent to the balance sheet date through the date the consolidated financial statements were issued and determined that the following items are required to be disclosed.

Nasdaq Bid Price Requirement Extension Granted until August 26, 2024

On August 31, 2023, after the Company’s common stock had traded below $1.00 per share for 30 consecutive trading days, the Company received notice from the Nasdaq Stock Market LLC (“Nasdaq”) that it was not in compliance with Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Requirement”). In accordance with Nasdaq Rules, the Company was provided with an initial period of 180 calendar days, or until February 27, 2024, to regain compliance with the Bid Price Requirement. On February 19, 2024, the Company submitted a plan of compliance to Nasdaq seeking an additional 180-day grace period to regain compliance with the Bid Price Requirement. On February 29, 2024, the Company received formal approval from Nasdaq granting it an additional 180 days, or until August 26, 2024, to regain compliance – whether organically through market forces or by effectuating a reverse stock split, should such action be required.

FDA Approval to Proceed with Phase II study of Ropidoxuridine (IPdR)

On January 8, 2024, Shuttle Pharmaceuticals Holdings, Inc., a Delaware corporation (the “Company”), issued a press release announcing that the Company had received the “Safe to Proceed” letter from the U.S. Food and Drug Administration for the Company’s investigational new drug (IND) application for its Phase II study of Ropidoxuridine (IPdR) as a radiation sensitizing agent during radiotherapy in patients with newly diagnosed IDH-wildtype glioblastoma with unmethylated MGMT promoter. Receipt of the letter allows Shuttle to commence the Phase II study and, as a result, the Company is currently finalizing site enrollment with “first patient, first dose” expected in the coming months.

Rights Offering

Effective February 7, 2024, the Company and its wholly-owned subsidiary, Shuttle Diagnostics, Inc., entered into a securities purchase agreement (the “Purchase Agreement”) with SRO, LLC, a Nevada limited liability company, pursuant to which SRO LLC agreed to commit to purchasing from the Company $2,250,000 of units from the Company, with each Unit consisting of (i) one share of SHPH common stock, (ii) a warrant to purchase one share of SHPH common stock exercisable at a purchase price of $2.35 per share, and (iii) a percentage of equity interest in Diagnostics such that, assuming the sale of all $2,250,000 of Units, SRO LLC will own a 22% interest in Diagnostics. Pursuant to the terms of the Purchase Agreement, the Units will be sold at a per Unit price equal to 90% of the VWAP of SHPH common stock for the five trading days immediately preceding closing. The parties entered into the Purchase Agreement in anticipation of the Company commencing a rights offering (the “Rights Offering”) pursuant to which the Company intends to offer a total of $4,500,000 Units to existing stockholders, which includes the $2,250,000 Units being sold to SRO LLC, an entity which is owned by Keith Moore, CEO of Boustead Securities, LLC (“BSL”).

The Purchase Agreement allows SRO LLC up to 60 days to raise the initial $2,250,000, which funds will be placed in escrow with Sutter Securities, Inc. (“SSI”), an affiliate of BSL, pursuant to the terms of an escrow agreement entered into between the Company, Shuttle Diagnostics, Inc., BSL and SSI on February 7, 2024 (the “Escrow Agreement”). The funds will remain in escrow up until closing on the Rights Offering. In addition, in the event the Company fails to raise a full $4,500,000 in the Rights Offering, SRO LLC agreed to a backstop commitment pursuant to which it would have the right to purchase any remaining Units not purchased by existing SHPH stockholders in the Rights Offering, up to an additional $2,250,000 (the “Back-up Contingency”). Unless the parties waive the conditions to closing, in the event the full $4,500,000 is not raised, whether through SRO LLC or through SHPH’s existing stockholders, the Company will not close on the offering and any funds raised and held in escrow will be returned to investors.

Restricted Stock Awarded to Chief Financial Officer

On March 8, 2024, the CFO was awarded 100,000 restricted stock units (“RSUs”), with a value of $41,840, with such RSUs vesting in full as of the date of issuance. Each RSU represents the right to receive one share of SHPH common stock.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On March 21, 2023, the Company’s audit committee selected FORVIS, LLP (the “New Accountant”) to serve as the Company’s independent registered public accounting firm for the review of its Quarterly Reports on Form 10-Q and Annual Report on Form 10-K for the year ending December 31, 2023. As a result, the audit committee determined that BF Borgers CPA PC (the “Former Accountant”) would no longer serve as the Company’s independent registered public accounting firm, effective as of March 21, 2023.

On March 22, 2023, the Company filed a Current Report on Form 8-K (the “Form 8-K”) with the SEC disclosing the changes in its certifying accountant.

As disclosed in the Form 8-K, the Former Accountant’s audit report on our financial statements for the years ended December 31, 2021 and 2022 contained no adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles, except that the audit report on the financial statements of the Company for the year ended December 31, 2021 contained an uncertainty about the Company’s ability to continue as a going concern (the “Going Concern Opinion”). The Former Auditor’s Going Concern Opinion was resolved following the Company’s completion of its approximately $11.4 million initial public offering in September 2022 and subsequent $4.0 million private placement in January 2023.

For the years ended December 31, 2022 and 2021 and through the date of the Form 8-K, the Company had no “disagreements” (as defined in Regulation S-K, Item 304(a)(1)(iv) and the related instructions) with the Former Accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to the satisfaction of the Former Accountant would have caused them to make reference thereto in their reports on the financial statements for such periods.

There were no reportable events for the years ended December 31, 2022 or 2021 and through the date of the Form 8-K, there were no reportable events as defined in item 304(a)(1)(v) of Regulation S-K.

As also disclosed in the Form 8-K, prior to retaining the New Accountant, the Company did not consult with the New Accountant regarding either: (i) the application of accounting principles to a specified transaction, either contemplated or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements; or (ii) any matter that was the subject of a “disagreement” or a “reportable event” (as those terms are defined in Item 304(a)(1)(iv) and (a)(1)(v) of Regulation S-K, respectively).

On March 21, 2023, the Company provided the Former Accountant with the disclosures contained in the Form 8-K disclosing the dismissal of the Former Accountant and requested in writing that the Former Accountant furnish the Company with a letter addressed to the SEC stating whether or not they agree with such disclosures. The Former Accountant’s response was filed as Exhibit 16.1 to the Form 8-K.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Exchange Act Rule 15d-15(e)) are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of December 31, 2023, our management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Such evaluation was carried out under the supervision of our Chief Executive Officer with the participation of our President and Chief Operating Officer, our Chief Financial Officer, and our third party financial service provider. Based on this evaluation, management concluded that our disclosure controls and procedures were, and continues to be, ineffective as of December 31, 2023. Based on the foregoing, our management concluded that our internal controls over the following financial reporting areas to be material weaknesses:

●	Our written accounting policies and documentation of management’s contemplation of the accounting treatment and implications over significant unusual transactions, including complex accounting associated with debt and equity transactions, was limited and resulted in ineffective monitoring of financial reporting,
●	Due to our size and stage of development, segregation of all conflicting duties may not always be possible and may not be economically feasible. During the year, we lacked sufficient review procedures and segregation of duties such that a proper review had not been performed by someone other than preparer, including manual journal entries, and that process documentation is lacking for review and monitoring controls over financial statements close process and financial reporting.
●	As a result of the Company’s evolution since the date of our initial formation, when we were focused on NIH SBIR research contracts with related costing allocation allowances until when we completed our IPO and continued our development process, management has lacked a formal process to identify and properly classify operating expenses as Research and Development (“R&D”).
●	We identified findings related to overall information technology general controls (“ITGCs”) including issues with access and segregation of duties for systems supporting the Company’s internal control processes and controls.

There has been no change in the Company’s internal control over financial reporting during the three months ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting. Management will continue to monitor and evaluate the effectiveness of our internal controls and procedures over financial reporting on an ongoing basis and are committed to taking further action and implementing additional improvements as necessary.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

MANAGEMENT

Our directors and executive officers and their respective ages and titles are as follows:

Name	Age	Position(s) and Office(s) Held

Anatoly Dritschilo, M.D.	79	Chairman of the board of directors and Chief Executive Officer
Michael Vander Hoek	64	Chief Financial Officer, VP for Operations and Regulatory
Peter Dritschilo	54	President and Chief Operating Officer
Mira Jung, Ph.D.	74	Chief Scientific Officer
Tyvin Rich, M.D.	76	Chief Clinical Officer
Milton Brown, M.D., Ph.D.	58	Director
Steven Richards	55	Independent Director (1)(2)(3)
Joshua Schafer	53	Independent Director (2)(3)
Chris H. Senanayake, Ph.D.	66	Independent Director (1)
Bette Jacobs, Ph.D.	73	Independent Director (1)(3)

(1)	Member of the Audit Committee
(2)	Member of the Compensation Committee
(3)	Member of the Nominating and Corporate Governance Committee

Set forth below is a description of the background and business experience of our directors and executive officers.

Anatoly Dritschilo, M.D. Dr. Dritschilo is a co-founder of the Company and has served as Chief Executive Officer and Chairman of the Board of Directors since the Company’s formation in December 2012. Dr. Dritschilo is a radiation oncologist by training and has held multiple leadership positions in health care. At Georgetown University Medical School in Washington, D.C., he served principally as Department Chair from 1980 to 2022; Chief of Radiation Oncology at MedStar-Georgetown University Hospital from 2005 to 2022; Medical Director of Georgetown University Hospital from 1994 to 1997; and Interim Director of the NCI-funded Lombardi Comprehensive Cancer Center from 2005 to 2007. He has also served on the boards of directors of MedStar-Georgetown University Hospital, the National Capital Rehabilitation Hospital, and the MedStar Health Research Institute. Previously, he was a founding director of Oncomed, Inc. and a member of the board of directors of Neopharm, Inc. His 250+ scientific publications and 12 issued patents have earned him election as a Fellow of the National Academy of Inventors. Dr. Dritschilo holds a Bachelor of Science degree in Chemical Engineering from the University of Pennsylvania, a medical degree from the College of Medicine of New Jersey and residency training from the Harvard Joint Center for Radiation Therapy. His qualifications support his service as our Chief Executive Officer and Chairman of the Board of Directors.

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

Milton Brown, M.D., Ph.D., FNAI. Dr. Brown is a co-founder of our Company, previously served as our Chief Scientific Officer for Chemistry, and has served a member of our Board of Directors since the Company’s formation in December 2012. Since August 2022, Dr. Brown has also served as Vice Dean of Research, Professor of Internal Medicine and the Prudence and Louis Ryan endowed chair in translational research at Eastern Virginia Medical School. Previously, he was Director of the Center for Drug Discovery at the George Mason University from 2020 to 2022 and Director of the Inova Center for Drug Discovery and Development from 2016 to 2020. Dr. Brown was a founder of Rivanna Pharmaceuticals in 2004 and co-founder, Chairman and CEO of Trocar Pharma in 2020, both of which are Virginia-based biopharmaceutical companies engaged in the discovery and development of novel small molecule therapeutics for the treatment of neurological, oncological, and infectious diseases. Dr. Brown has also served as Director of the Drug Discovery Center at Georgetown University Medical School from 2012 to 2016 and principal investigator of the NIH/NCI funded Chemical Diversity Center from 2010 to 2015. Dr. Brown brings to Shuttle Pharma 25 years of experience in drug discovery with over 100 publications and 67 issued patents, including discovery of novel HDAC inhibitors. Dr. Brown was a 2015 recipient of the Percy Julian Award by the National Organization of Black Chemists and Chemical Engineers for significant contributions in pure and/or applied research in science. He has served on government committees including the NIH Experimental Therapeutics Study Section, the NIH Drug Discovery and Molecular Pharmacology Study Section and was a scientific counselor to the U.S. Secretary of Health. Dr. Brown holds a Ph.D. in synthetic chemistry from the University of Alabama, and an M.D. from the University of Virginia. He is an elected fellow of the National Academy of Inventors (FNAI). His extensive experience and expertise in drug discovery makes him uniquely qualified to guide the company’s drug discovery program as a member of our Board of Directors.

Steven Richards. Mr. Richards was appointed to be a member of our Board of Directors in 2019. He is CEO and Founder of Endurance Media, a media finance company based in Santa Monica, California, that launched in 2014 with a strategic alliance with eOne Entertainment and a mandate to produce and finance commercially driven feature films. From 2006 to 2014, Mr. Richards served as Co-President and Chief Operating Officer of Silver Pictures where he oversaw all business activities and managed a team of more than 20 people responsible for film development, production, and financial information. From 2000 to 2006, he served as Chief Financial Officer at Silver Pictures and from 1995 to 2000 as Vice President, Finance, at Silver Pictures. Mr. Richards holds an MBA in Finance from UCLA, a BBA in accounting from Temple University, and holds his CPA license. We believe his experience as a chief financial officer and his knowledge of accounting will assist in providing guidance and oversight to our Board of Directors as we grow our Company.

Joshua Schafer. Mr. Schafer was appointed to be a member of our Board of Directors in 2019. From January 2023 until present, Mr. Schafer has been serving as the Chief Commercial Officer, and EVP Business Development at Zevra Therapeutics, a rare disease company. From November 2022 until January 2023, Mr. Schafer was interim CEO and Chair of the board of directors at PHARNEXT, an entity he has served on the board of directors since July 2020. From December 2020 until November 2022, Mr. Schafer served as Senior Vice President and General Manager, Autoimmune and Rare Disease Business for Mallinckrodt Pharmaceuticals Incorporated. In addition, he served as Chief Strategy and Business Development Officer from September 2019 until December 2020, and from 2015 to September 2019 he was SCP of Business Development and General Manager of International Operations at Mallinckrodt Pharmaceuticals. From 2009 until 2015, he served as Vice President and Oncology Therapeutic Area Head at Astellas Pharmaceuticals Incorporated, where he was responsible for building the company’s global oncology franchise. From 2000 until 2009, Mr. Schafer served in positions of increasing seniority at Takeda Pharmaceuticals North America, including Manager and Senior Manager, New Product and New Business Development; Senior Product Manager, Gastrointestinal Marketing; and Director, Oncology and Renal Marketing and Commercial Development. He began working in the healthcare and pharmaceutical industry in 1998 and has served in various positions including management consulting at Accenture (formerly Anderson Consulting), G.D. Searle & Co. (later acquired by Pfizer) and Cognia Corporation. He received his Bachelor of Arts in Biology and German at the University of Notre Dame, his MS in Biotechnology from Northwestern University and his MBA from Northwestern University. We believe Mr. Schafer’s extensive experience in pharmaceutical strategy, marketing and business development will assist our Board of Directors’ oversight role as we build and develop our Company.

Chris H. Senanayake, Ph.D. Dr. Senanayake was appointed to be a member of the Company’s Board of Directors in 2021. In 2019, Dr. Senanayake founded TCG GreenChem, Inc., a U.S. subsidiary of TCG Lifesciences Pvt. Ltd., a leading global Contract Research and Manufacturing Services (CRAMS) company in the area of drug discovery, development and commercialization, where he serves as chief executive officer. Dr. Senanayake has more than 30 years of pharmaceutical industry experience, making him an invaluable asset to Shuttle Pharma’s mission as the Company advances its pharmaceutical candidates in clinical trials. He has held positions of Senior Scientist at Dow Chemical, and Research Fellow at Merck & Co, Inc. (from 1990 to 1996), Director and Executive Director of Process Research at Sepracor, Inc. (1996 to 2002), Director of Chemical Development and Vice President of Chemical Development for Boehringer Ingelheim Pharmaceuticals, Inc. In 2018, he was appointed as the CEO of Asta GreenChem, Inc in Richmond VA and Astatech (Chengdu) Biopharmaceuticals Corp. in China. He has a record of leading and delivering high complexity APIs for manufacturing. Dr. Senanayake participated in development activities of many drugs, including multi-billion-dollar blockbuster drugs, such as Crixivan, Lunesta, Jardiance, Formotorol, Desvenlafaxine and other drug candidates. He is co-author of 425 scientific publications and is co-inventor of more than 150 patents. Dr. Senanayake received his Ph.D. in synthetic organic chemistry at Wayne State University, where he developed the total synthesis of complex natural products and completed the first total synthesis of grosshemin in the guaianolide family. In his postdoctoral fellowship, he conducted total synthesis of polyol systems such as amphotericin B, compactin and C-nucleosides. We believe Dr. Senanayake’s detailed and in-depth experience as an executive and developer of pharmaceuticals will enable him to provide value to us by introducing potential joint venture partners, as well as enhancing our oversight through his in-depth understanding of and experience in the pharmaceuticals industry.

Bette Jacobs, Ph.D. Dr. Jacobs was appointed to be a member of the Company’s Board of Directors in October 2022. Dr. Jacobs is an experienced researcher, administrator, and businesswoman currently serving as a professor in the department of health systems administration at Georgetown University and as a distinguished scholar at the O’Neill Institute for National and Global Health Law. Dr. Jacobs holds her Ph.D. from the University of Texas and is noted for her groundbreaking transdisciplinary and cross-sector work in systems design. As a voting member of the Cherokee Nation, she has lifetime involvement in equity programs and has testified before Congress. In addition to serving on several start-up boards, Dr. Jacobs founded the National Coalition of Ethnic Minority Nurse Associations funded by the NIH National Institute of General Medical Sciences. Prior to her current role at Georgetown, she served as dean at the Georgetown School of Nursing and Health Studies, vice president for Honda of America Manufacturing, associate director of applied research at UAB Civitan International Research Center and acting dean of graduate studies and research at California State University. She has been a fellow and visiting professor at the University of Oxford and an academic guest scholar and lecturer at several acclaimed universities worldwide. Her wealth of experience in research, administration and serving on boards coupled with her unique background and perspectives makes her ideally suited to serving as a member of our Board of Directors.

Scientific Advisory Committee

Theodore L. Phillips, M.D. has served as the Chair of our Scientific Advisory Committee since 2018. He held the position of Chief Medical Officer and Clinical Director at Shuttle Pharmaceuticals from 2014 until 2018. Dr. Phillips’ distinguished career has included positions of Chair of the Department of Radiation Oncology (from1978 to 1998) and Associate Director (from 1996 to 1999) of the UCSF Cancer Center at the University of California at San Francisco. He is highly experienced in radiation oncology clinical trials of hypoxic radiation sensitizers. Dr. Phillips served as the principal investigator of the SBIR contract for the Phase I clinical trial of Ropidoxuridine. He previously served as Associate Director of the Northern California Oncology Group from 1983-1990, president of the American Society of Therapeutic Radiation Oncologists from 1984 to 1985 and is an elected member of the Institute of Medicine of the National Academy of Science. Dr. Phillips holds a BS degree from Dickinson College in Carlisle, Pennsylvania and a MD from the University of Pennsylvania. He provides advice to the leadership team to help design and implement clinical trials of radiation therapy and radiation response modifying drugs.

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

Involvement in Certain Legal Proceedings

During the past ten years, other than Peter Dritschilo, our President, who filed for personal bankruptcy under Chapter 7 of the U.S. Bankruptcy Code in 2014, no director, executive officer, promoter, or control person of the Company has been involved in the following:

(1)	A petition under the Federal bankruptcy laws or any state insolvency law which was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

(2)	Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3)	Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

i.	Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii.	Engaging in any type of business practice; or

iii.	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

(4)	Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) below, or to be associated with persons engaged in any such activity;

(5)	Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

(6)	Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended, or vacated;

(7)	Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended, or vacated, relating to an alleged violation of:

i.	Any Federal or State securities or commodities law or regulation; or

ii.	Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

(8)	Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

Code of Ethics

We have adopted a code of ethics that applies to all of our executive officers, directors and employees. The code of ethics codifies the business and ethical principles that govern all aspects of our business. This document will be made available in print, free of charge, to any stockholder requesting a copy in writing from our secretary at our executive offices in Gaithersburg, Maryland. A copy of our code of ethics is available on our website at www.shuttlepharma.com.

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

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the SEC and to provide us with copies of those filings. Based solely on our review of the copies of such forms furnished to us and written representations by our officers and directors regarding their compliance with applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that all Section 16(a) filing requirements for our executive officers, directors and 10% stockholders were met during the year ended December 31, 2023, except for the following:

Delinquent Section 16(a) Reports:

Name	Late Reports	Transactions Covered*	Number of Shares
Milton Brown, M.D., Ph.D.	Form 4	common stock	2,921
	Form 4	common stock	995
Bette Jacobs, Ph.D.	Form 4	common stock	4,157
Anatoly Dritschilo, M.D.	Form 4	common stock	2,100,000
Steven Richards	Form 4	common stock	995

Item 11. Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our Chief Executive Officer and Chief Financial Officer and certain of our other executive officers for 2023 and 2022.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Anatoly Dritschilo M.D., CEO	2023	287,175	112,000	-	-	-	-	-	399,175
	2022	97,253	-	171,668	-	-	-	-	268,921

Michael Vander Hoek, CFO, VP	2023	230,530	72,000		-	-	-	-	302,530
	2022	82,792	-	46,000	-	-	-	-	128,792

Peter Dritschilo, President and COO	2023	242,012	72,000		-	-	-	-	314,012
	2022	100,308	-	78,333	-	-	-	-	178,641

Tyvin Rich, Chief Medical Officer	2023	220,226	43,000	-	-	-	-	-	263,226
	2022	67,077	-	29,000	-	-	-	-	96,077

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

Employment Agreement with Peter Dritschilo

On May 30, 2019, we entered into an employment agreement with our President and Chief Operating Officer, Peter Dritschilo. Under Mr. Dritschilo’s employment agreement, Mr. Dritschilo will receive base compensation of $236,000 and is entitled to a target bonus of $72,000 upon achievement of certain milestones. Mr. Dritschilo also received an initial restricted stock unit grant of 20,760 RSUs (10,380 on a post-reverse split basis) issuable under the Company’s 2018 Equity Incentive Plan, which RSUs vest over three years in substantially equal installments on each one-year anniversary of the agreement. Under Mr. Dritschilo’s employment agreement, if Mr. Dritschilo terminates his employment for “Good Reason,” as defined in the agreement, he will be entitled to his then applicable base salary for period of 12 months, subject to his continued compliance with certain requirements of his employment agreement. Mr. Dritschilo accepted a reduced salary prior to the Company’s completion of its initial public offering in September 2022.

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

Employment Agreement with Mira Jung, Ph.D.

On May 1, 2023, we entered into an employment agreement with Mira Jung, Ph.D., our Chief Scientific Officer, replacing the May 30, 2019 employment agreement. Under Dr. Jung’s current agreement, Dr. Jung receives a base salary of $46,000 (20%) per year and is entitled to a target bonus of $15,620. She also received an additional grant worth $20,200 worth of Restricted Stock Units, vesting annually in one-third increments commencing on the first anniversary date of the grant of Restricted Stock Units. Under Dr. Jung’s previous agreement, Dr. Jung received base compensation of $46,800 and was entitled to a target bonus of $14,200 upon achievement of certain milestones. Dr. Jung also received an initial restricted stock unit grant of 892 RSUs (on a post-reverse split basis) issuable under the Company’s 2018 Equity Incentive Plan, which RSUs vest over three years in substantially equal installments on each one-year anniversary of the agreement. Under Dr. Jung’s employment agreement, if Dr. Jung terminates her employment for “Good Reason,” as defined in the agreement, Dr. Jung is then entitled to her then applicable base salary for period of 12 months, subject to her continued compliance with certain requirements of her employment agreement. Dr. Jung accepted a reduced salary prior to the Company’s completion of its initial public offering in September 2022.

Outstanding Equity Awards at Fiscal Year-End

As of December 31, 2023, on a post-reverse split basis, a total of 259,326 RSUs have been granted to our executive officers and Directors under our 2018 Equity Incentive Plan (the “Plan”), 99,273 RSUs were outstanding on December 31, 2022, 160,744 RSUs vested, of which 197,855 remain subject to vesting. The Company has filed a registration statement on Form S-8 (SEC File No. 333-268758) to register the shares granted under the Plan.

The following table sets forth information concerning the number of shares of common stock underlying outstanding equity incentive awards for each of our executive officers as of December 31, 2023:

	Option Awards					Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock not yet Vested (#))		Market Value of Shares or Units not yet Vested ($)
Bette Jacobs	10/28/2022	-	-	-	-	11,863	(1)	$5,457
Milton Brown	02/15/2023					16,667	(1)	$7,667

(1)	These restricted stock units vest in two installments on the anniversary of the grant date.

2018 Equity Incentive Plan

Our 2018 Equity Incentive Plan provides for equity incentives to be granted to our employees, executive officers or directors and to key advisers and consultants. Equity incentives may be in the form of stock options with an exercise price of not less than the fair market value of the underlying shares as determined pursuant to the 2018 Equity Incentive Plan, restricted stock awards, other stock- based awards, or any combination of the foregoing. The 2018 Equity Incentive Plan is administered by the Company’s compensation committee or, alternatively, if there is no compensation committee, the Company’s board of directors. We have reserved 3,000,000 shares of our common stock for issuance under the Plan, of which 678,180 shares have been granted under the Plan as of the date of this Annual Report.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

PRINCIPAL STOCKHOLDERS

The following table sets forth, as of the date of this Annual Report, the beneficial ownership of our common stock by each director and executive officer, by each person known by us to beneficially own 5% or more of our common stock and by directors and executive officers as a group. Unless otherwise stated, the address of the persons set forth in the table is c/o Shuttle Pharmaceuticals Holdings, Inc., 401 Professional Drive, Suite 260, Gaithersburg, MD 20879.

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

As of March 20, 2024, there were issued and outstanding 16,794,893 shares of common stock.

Names and addresses	Number of shares of common stock beneficially owned (#)	Percentage of shares of common stock beneficially owned (%)
Directors and Named Executive Officers:
Anatoly Dritschilo, M.D.(1)	4,309,607	25.8%
Milton Brown, M.D., Ph.D.(2)	1,094,610	6.6%
Mira Jung, Ph.D.	1,071,388	6.4%
Michael Vander Hoek	103,852	-
Peter Dritschilo	6,560	-
Tyvin A. Rich, M.D.	2,429	-
Steve Richards	1,707	-
Joshua Schafer	1,707	-
Chris H. Senanayake	2,791	-
Bette Jacobs(3)	15,201	-
All directors and officers as a group (ten persons)	6,609,852	39.6%

Other 5% beneficial owners:
None.

-	Denotes the holder owns less than one percent of the outstanding common stock.

±	The persons named above have full voting and investment power with respect to the shares indicated. Under the rules of the SEC, a person (or group of persons) is deemed to be a “beneficial owner” of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security.

(1)	Consists of (i) 1,085,200 shares of common stock held of record by Dr. Anatoly Dritschilo, (ii) 1,104,407 shares of common stock and warrants to purchase 20,000 shares of commons stock, each held of record by Joy Dritschilo, his spouse, and (iii) 2,100,000 shares held by PAL Trust, a trust formed for the benefit of Dr. and Mrs. Dritschilo’s adult children and for which a third party serves as external trustee and two of their children serve as co-trustees . Dr. Dritschilo disclaims beneficial ownership over all securities held by Mrs. Dritschilo and PAL Trust.

(2)	Consists of (i) 1,094,610 shares of common stock which includes 25,000 shares of common stock, which vest in three installments with 16,667 shares not yet vested.

(3)	Does not include 11,862 restricted stock units which remain subject to vesting.

Change of Control

The Company is not aware of any arrangements which may at a subsequent date result in a change of control of the Company.

Securities authorized for issuance under equity compensation plans

2018 Equity Incentive Plan

Our 2018 Equity Incentive Plan (the “Plan”) provides for equity incentives to be granted to our employees, executive officers or directors and to key advisers and consultants. Equity incentives may be in the form of stock options with an exercise price of not less than the fair market value of the underlying shares as determined pursuant to the Plan, restricted stock awards, other stock- based awards, or any combination of the foregoing. The Plan is administered by the Company’s compensation committee or, alternatively, if there is no compensation committee, the Company’s board of directors. We have reserved 3,000,000 shares of our common stock for issuance under the Plan, of which 678,180 shares have been granted under the Plan as of the date of this Annual Report, of which 197,855 remain subject to vesting.

The following table provides information as of December 31, 2023 about our equity compensation plans and arrangements.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	197,855	$1.47	2,321,820
Equity compensation plans not approved by security holders	–	–	–
Total	197,855	*	$2,321,820

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

On December 1, 2020, the Company consolidated two loans obtained in 2018 for a total of $350,000 from Joy Dritschilo, the wife our Chief Executive Officer, which loans accrued interest at 7.5% since the date of inception,, into a single loan between Mrs. Dritschilo and the Company (the “2018 Consolidated Loan”) such that, with accrued interest, the 2018 Consolidated Loan had a principal balance of $424,005.65, bore interest at a rate of 7.5% per annum, and had a maturity date of December 31, 2021. The 2018 Consolidated Loan were then extended until June 30, 2022, pursuant to an amendment to the 2018 Consolidated Loan agreement dated January 24, 2022. On July 29, 2022, the Company and Mrs. Dritschilo entered into an amendment to the 2018 Consolidated Loan, pursuant to which repayment was extended through June 30, 2023. On January 15, 2023, following closing on the Convertible Note and Warrant offering to Ayrton Capital, the 2018 Consolidated Loan was paid off in full.

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

On September 14, 2022, we entered into a manufacturing agreement with TCG GreenChem, Inc. (“TCG GreenChem”), the U.S. subsidiary of TCG Lifesciences Pvt Ltd., a global contract research and manufacturing services company located in India. Dr. Chis Senanayake, one of our independent directors, is CEO and CSO of TCG GreenChem and CSO of TCG Lifesciences Pvt Ltd. TCG GreenChem was contracted for process research, development and cGMP compliant manufacture of IPdR, The Company paid TCG GreenChem $450,000 during the year ended December 31, 2022 and a total of $1,096,370 during the year ended December 31, 2023, completing the contract.

Review, Approval and Ratification of Related Party Transactions

All related party transactions are subject to the review, approval, or ratification of our board of directors or an appropriate committee thereof.

Item 14. Principal Accountant Fees and Services

The following table represents fees for professional audit services for the audit of the Company’s annual financial statements for the fiscal years ended December 31, 2023 rendered by FORVIS LLP and the Company’s annual financial statements for the fiscal years ended December 31, 2022, rendered by BF Borgers CPA PC.

	Fiscal year ended December 31,
	2023	2022
Audit Fees [1]	$429,555	$56,500
Other Audit Fees[2]		$27,500
Tax Fees [3]	$11,700	$4,588

Total fees	$441,255	$88,588

1.	Audit fees consist of fees for professional services rendered by the principal accountant for the audit of the Company’s annual financial statements and review of the financial statements included in the Company’s Initial Public Offering, Form 10-K and Form 10-Q and for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements. Fees include out of scope costs related to convertible notes and warrants.

2.	Other audit fees consist of transition costs from the prior audit firm.

3.	Tax fees. Consists of professional services rendered by our principal accountant for tax compliance, tax advice and tax planning.

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

10.29	Amendment to Promissory Note, dated January 25, 2022, between Shuttle Pharmaceuticals Holdings, Inc. and Anatoly Dritschilo (incorporated by reference to Exhibit 10.30 to the Registration Statement on Form S-1 (File No. 333-265429) filed on June 3, 2022).
10.30	Form of Convertible Note Subscription Agreement and Investor Rights Agreement (incorporated by reference to Exhibit 10.31 to the Registration Statement on Form S-1 (File No. 333-265429) filed on June 3, 2022).
10.31	Amendment No. 1 to Promissory Note, dated July 29, 2022, between Shuttle Pharmaceuticals Holdings, Inc. and Joy Dritschilo (incorporated by reference to Exhibit 10.32 to the Registration Statement on Form S-1/A (File No. 333-265429) filed on August 18, 2022).
10.32	Amendment No. 2 to Promissory Note, dated July 29, 2022, between Shuttle Pharmaceuticals holdings, Inc. and Joy Dritschilo (incorporated by reference to Exhibit 10.33 to the Registration Statement on Form S-1/A (File No. 333-265429) filed on August 18, 2022).

10.33	Amendment No. 2 to Promissory Note, dated July 29, 2022, between Shuttle Pharmaceuticals Holdings, inc. and Anatoly Dritschilo (incorporated by reference to Exhibit 10.34 to the Registration Statement on Form S-1/A (File No. 333-265429) filed on August 18, 2022).
10.34	Manufacturing Agreement, dated September 14, 2022, between Shuttle Pharmaceuticals, Inc. and TCG GreenChem, Inc. (incorporated by reference to Exhibit 10.1 to the Current report on Form 8-K filed September 19, 2022).
10.35	Form of Securities Purchase Agreement, dated January 11, 2023, between Shuttle Pharmaceuticals Holdings, Inc. and the investors named therein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed January 12, 2023).
10.36	Form of Note, dated January 11, 2023 (incorporated by reference to Exhibit 10.2 to the Current Report on form 8-K filed January 12, 2023).
10.37	Form of Warrant, dated January 11, 2023 (incorporated by reference to Exhibit 10.3 to the Current Report on form 8-K filed January 12, 2023).
10.38	Form of Security Agreement, dated January 11, 2023, between Shuttle Pharmaceuticals Holdings, Inc., Shuttle Pharmaceuticals, Inc. and Alto Opportunity Master Fund, SPC – Segregated Portfolio B (incorporated by reference to Exhibit 10.4 to the Current Report on form 8-K filed January 12, 2023).
10.39	Form of Intellectual Property Security Agreement, dated January 11, 2023 (incorporated by reference to Exhibit 10.5 to the Current Report on form 8-K filed January 12, 2023).
10.40	Form of Subsidiary Guaranty (incorporated by reference to Exhibit 10.6 to the Current Report on form 8-K filed January 12, 2023).
10.41	Form of Registration Rights Agreement, dated January 11, 2023 (incorporated by reference to Exhibit 10.7 to the Current Report on form 8-K filed January 12, 2023).
10.42	Form of Director Offer Letter (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed February 22, 2023).
10.43	Proposal for Service Agreement, dated March 7, 2023, between Shuttle Pharmaceuticals, Inc. and University of Iowa Pharmaceuticals (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed March 9, 2023).
10.44	Amended and Restated Insider Trading Policy, effective March 10, 2023 (incorporated by reference to Exhibit 10.44 to the Annual Report on Form 10-K filed March 15, 2023).
10.45	Form of Executive Compensation Clawback Policy, effective March 10, 2023 (incorporated by reference to Exhibit 10.45 to the Annual Report on Form 10-K filed March 15, 2023).
10.46	Letter Agreement, dated March 11, 2023, between Shuttle Pharmaceuticals Holdings, Inc. and Alto Opportunity Master Fund, SPC – Segregated Portfolio B, as Collateral Agent (incorporated by reference to Exhibit 10.46 to the Annual Report on Form 10-K filed March 15, 2023).
10.47	Research Agreement, dated March 16, 2023, between Shuttle Pharmaceuticals, Inc. and Georgetown University (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 22, 2023).
10.48	Material Transfer Agreement, dated March 21, 2023, between Shuttle Pharmaceuticals, Inc. and Georgetown University (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on March 22, 2023).
10.49	Amendment Agreement, dated May 10, 2023, by and between Shuttle Pharmaceuticals Holdings, Inc., Shuttle Pharmaceuticals, Inc. and Alto Opportunity Master Fund, SPC – Segregated Master Portfolio B. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 11, 2023).
10.50	Amendment No. 1 to the Amendment Agreement, dated June 4, 2023, by and between Shuttle Pharmaceuticals Holdings, Inc., Shuttle Pharmaceuticals, Inc. and Alto Opportunity Master Fund, SPC – Segregated Master Portfolio B. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 5, 2023).
10.51	Consulting Agreement, dated October 1, 2023, between Shuttle Pharmaceuticals Holdings, Inc. and Joseph Armstrong (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 5, 2023).
10.52	License Agreement, dated October 24, 2023, by and between Shuttle Pharmaceuticals Holdings, Inc. and Georgetown University (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 30, 2023).
10.53	Asset Purchase Agreement, dated January 30, 2024, by and between Shuttle Pharmaceuticals Holdings, Inc., Alan Kozikowski and Werner Tueckmantel (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 5, 2024).
10.54	Securities Purchase Agreement, dated February 7, 2024, between Shuttle Pharmaceuticals Holdings, Inc., Shuttle Diagnostics, Inc. and SRO LLC (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 13, 2024).
10.55	Placement Agent and Advisory Services Agreement, dated February 7, 2024, between Shuttle Pharmaceuticals Holdings, Inc. and Boustead Securities, LLC (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on February 13, 2024).
10.56	Offering Deposit Account Agency Agreement, dated February 7, 2024, between Shuttle Pharmaceuticals Holdings, Inc., Boustead Securities, LLC and Sutter Securities Inc. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 10-K filed on February 13, 2024).
14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1 (File No. 333-265429) filed on June 3, 2022).
21	List of Subsidiaries.*
23.1	Consent of FORVIS LLP*
23.2	Consent of BF Borgers CPA PC*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Schema Document
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*Filed herewith.

** Furnished herewith.

Item 16. Form 10–K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Shuttle Pharmaceuticals Holdings, Inc.

	By:	/s/ Anatoly Dritschilo, M.D.
Anatoly Dritschilo, M.D.
Chairman of the board of directors,
Chief Executive Officer and President
Date: March 21, 2024		Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Anatoly Dritschilo	Chairman of the board of directors,
Anatoly Dritschilo	Chief Executive Officer	March 21, 2024
(principal executive officer)

/s/ Michael Vander Hoek	Chief Financial Officer
Michael Vander Hoek	(principal financial and accounting officer)	March 21, 2024

/s/ Chris H. Senanayake	Director
Chris H. Senanayake		March 21, 2024

/s/ Steven Richards	Director
Steven Richards		March 21, 2024

/s/ Joshua Schafer	Director
Joshua Schafer		March 21, 2024

/s/ Milton Brown	Director
Milton Brown		March 21, 2024

/s/ Bette Jacobs	Director
Bette Jacobs		March 21, 2024

