Form 10-Q
period 2024-03-31
Shuttle Pharmaceuticals Holdings, Inc.
filed 2024-05-13
CIK 1757499

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report UNDER Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2024

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

The number of shares outstanding of the registrant’s common stock on May 13, 2024 was 16,794,893.

Shuttle Pharmaceuticals Holdings, Inc.

PART I. Financial Information

Item 1. Unaudited Condensed Consolidated Financial Statements

Shuttle Pharmaceuticals Holdings, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2024	2023
Assets
Current assets
Cash and cash equivalents	$1,398,628	$2,576,416
Prepaid expenses	129,642	114,473
Marketable securities	2,789,251	2,887,215
Accrued interest income	11,964	14,901
Other current assets	81,534	-
Total Current Assets	4,411,019	5,593,005

Property and equipment, net	22,915	24,827
Operating lease right-of-use asset	319,987	333,904
Total Assets	$4,753,921	$5,951,736

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued expenses	$347,556	$282,860
Accounts payable and accrued expenses related party	-	446
Accrued interest payable	143,676	110,453
Convertible notes payable, net	941,398	595,999
Derivative liability	2,035	-
Operating lease liability	54,552	52,479
Total Current Liabilities	1,489,217	1,042,237

Convertible notes payable non-current, net	-	135,089
Derivative liability non-current	214,615	414,512
Operating lease liability non-current	288,602	304,127
Total Liabilities	1,992,434	1,895,965

Stockholders’ Equity
Series A Convertible Preferred Stock, $0.00001 par value; $1,000 per share liquidation value; 20,000,000 shares authorized; no shares outstanding	-	-
Common stock, $0.00001 par value; 100,000,000 shares authorized; 16,819,893 and 16,069,320 shares issued and outstanding, respectively	168	161
Additional paid in capital	19,979,962	19,543,222
Accumulated deficit	(17,218,643)	(15,487,612)
Total Stockholders’ Equity	2,761,487	4,055,771
Total Liabilities and Stockholders’ Equity	$4,753,921	$5,951,736

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Shuttle Pharmaceuticals Holdings, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	March 31,
	2024	2023

Revenue	$-	$-

Operating expenses
Research and development	586,104	921,801
General and administrative	324,609	255,355
Legal and professional	474,134	367,624
Total operating expenses	1,384,847	1,544,780

Loss from operations	(1,384,847)	(1,544,780)

Other income (expense)
Interest expense - related parties	-	(4,237)
Interest expense	(497,515)	(599,331)
Interest income	21,453	16,688
Finance fee	-	(104,245)
Change in fair value of derivative liabilities	197,862	1,241,000
Gain on sale of marketable securities	4,037	-
Change in fair value of marketable securities	(706)	38,062
Loss on settlement of convertible debt	(71,315)	(18,254)
Total other income (expense)	(346,184)	569,683

Net loss attributable to common stockholders	$(1,731,031)	$(975,097)

Weighted average common shares outstanding - basic and diluted	16,572,527	13,635,994
Net loss per shares - basic and diluted	$(0.10)	$(0.07)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Shuttle Pharmaceuticals Holdings, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(Unaudited)

For the Three Months Ended March 31, 2024

			Additional		Total
	Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance - December 31, 2023	16,069,320	$161	$19,543,222	$(15,487,612)	$4,055,771

Common stock issued for conversion of accrued interest and principal	625,573	6	325,292	-	325,298
Common stock issued for restricted stock units	125,000	1	(1)	-	-
Stock-based compensation	-	-	111,449	-	111,449
Net loss	-	-	-	(1,731,031)	(1,731,031)
Balance - March 31, 2024	16,819,893	$168	$19,979,962	$(17,218,643)	$2,761,487

For the Three Months Ended March 31, 2023

			Additional		Total
	Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance - December 31, 2022	13,603,129	$136	$16,572,622	$(8,894,889)	$7,677,869

Warrants issued for financing costs	-	-	99,543	-	99,543
Financing fees allocated to warrants	-	-	(8,727)	-	(8,727)
Common stock issued for conversion of accrued interest and principal	50,998	1	104,546	-	104,547
Stock-based compensation	-	-	8,333	-	8,333
Net loss	-	-	-	(975,097)	(975,097)
Balance - March 31, 2023	13,654,127	137	$16,776,317	$(9,869,986)	$6,906,468

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Shuttle Pharmaceuticals Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,731,031)	$(975,097)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,912	1,488
Change in fair value of derivative liabilities	(197,862)	(1,241,000)
Amortization of debt discount and finance fees	445,509	567,297
Gain on marketable securities	(4,037)	-
Change in fair value of marketable securities	706	(38,062)
Accrued interest settled with common stock	18,783	20,142
Loss on settlement of convertible debt	71,315	18,254
Stock-based compensation	111,449	8,333
Changes in operating assets and liabilities:
Accrued interest income	2,937	(7,023)
Prepaid expenses	(15,169)	(42,687)
Accounts payable and accrued expenses	23,162	330,729
Accounts payable and accrued expenses - related parties	(446)	(12,500)
Accrued interest payable	33,223	116,051
Accrued interest payable - related parties	-	(74,807)
Other assets	-	(7,206)
Change in operating lease asset and liability	466	(1,894)
Net cash used in operating activities	(1,239,083)	(1,337,982)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in marketable securities	(18,705)	(2,953,709)
Proceeds from disposition of marketable securities	120,000	-
Net cash used in investing activities	101,295	(2,953,709)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of note payable-related party	-	(546,244)
Proceeds from convertible notes payable and warrants	-	3,935,000
Payment for finance costs related to convertible note payable	-	(345,000)
Payment for finance costs	(40,000)	-
Net cash provided by financing activities	(40,000)	3,043,756

Net change in cash and cash equivalents	(1,177,788)	(1,247,935)
Cash and cash equivalents, beginning of period	2,576,416	8,417,203
Cash and cash equivalents, end of period	$1,398,628	$7,169,268

Cash paid for:
Interest	$-	$79,044
Income taxes	$-	$-

Supplemental non-cash financing activities:
Common stock issued for settlement of debt	$325,298	$104,547
Finance costs accrued in accounts payable	$41,534	$-
Warrants issued for financing fees, net of issuance fees of $0 and $8,727, respectively	$-	$90,816

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Shuttle Pharmaceuticals Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2024

Note 1 – Organization and Liquidity

Organization and Line of Business

Shuttle Pharmaceuticals Holdings, Inc. (“we”, “us”, “our”, the “Company”) was originally formed as Shuttle Pharmaceuticals, LLC in the State of Maryland on December 18, 2012. On August 12, 2016, the Company filed articles of conversion with the State of Maryland to convert from an LLC to a C corporation, at which time the Company changed its name to Shuttle Pharmaceuticals, Inc. (“Shuttle”). In connection with the conversion the Company issued 45,000,000 shares of common stock in exchange for 100% of the outstanding membership interests in Shuttle prior to conversion. On June 4, 2018, Shuttle completed a reverse merger with Shuttle Pharmaceuticals Holdings, Inc. (then known as Shuttle Pharma Acquisition Corp, Inc.), a Delaware corporation, pursuant to which Shuttle, our operating entity, became a wholly owned subsidiary of the Company.

The Company’s primary purpose is to develop and commercialize unique drugs for the sensitization of cancers and protection of normal tissues, with the goal of improving outcomes for cancer patients receiving radiation therapy. Shuttle has deployed its proprietary technology to develop novel cancer immunotherapies, producing a pipeline of selective HDAC inhibitors for cancer and immunotherapy applications. The Company’s HDAC platform is designed to target candidate molecules with potential roles in therapeutics beyond cancer, including autoimmune, inflammatory, metabolic, neurological and infectious diseases. The Company’s Ropidoxuridine product, which is used with radiation therapy to sensitize cancer cells, was initially funded by a Small Business Innovation Research (“SBIR”) contract provided by the National Cancer Institute (“NCI”), a unit of the National Institutes of Health (“NIH”). Ropidoxuridine has been further developed though the Company’s collaborations with scientists at the University of Virginia for use in combination with proton therapy to improve patient survival. Historically, and prior to the Company’s initial public offering in September 2022, the Company has obtained funding to develop products through NIH grants, including a product to predict late effects of radiation with metabolite biomarkers and develop prostate cancer cell lines in health disparities research.

The production and marketing of the Company’s products and its ongoing research and development activities will be and are subject to extensive regulation by numerous governmental authorities in the United States. Prior to marketing in the United States, any products or combination of products developed by the Company must undergo rigorous preclinical (animal) and clinical (human) testing and an extensive regulatory approval process implemented by the Food and Drug Administration (“FDA”) under the Food, Drug and Cosmetic Act. There can be no assurance that the Company will not encounter problems in its clinical trials that will cause the Company or the FDA to delay or suspend the clinical trials.

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

Liquidity and Going Concern

Our condensed consolidated financial statements are prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred losses since inception and has a net loss of approximately $1.7 million and no revenues for the three months ended March 31, 2024 and has working capital of approximately $2.9 million as of March 31, 2024. In addition, the convertible note payable outstanding at March 31, 2024 includes covenants and certain cash payment requirements. These conditions, and the Company’s ability to comply with such conditions, raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued.

In September 2022, the Company completed its IPO, generating net proceeds of approximately $10.0 million. Additionally, in January 2023, the Company entered into a securities purchase agreement with an institutional investor through which the Company sold a convertible note with a principal value of $4.3 million, along with a four-year warrant to purchase 1,018,079 shares of common stock, exercisable at $2.35 per share, providing the Company with approximately $3.6 million in net proceeds. To date, the warrant has not yet been exercised. However, the Company’s existing cash resources, marketable securities and the cash received from the equity offering and convertible note are not expected to provide sufficient funds to carry out the Company’s operations and clinical trials through the next 12 months.

The IPO and subsequent capital raise have supported operations leading up to the manufacture of drug product and FDA approval of the IND for the Phase II clinical trial of Ropidoxuridine and radiation therapy in glioblastoma. The FDA recommended and the Company agreed to an expansion of the clinical trial, necessitating additional capital to complete the trial as well as fund ongoing operations. As a result, management is in the process of initiating a $4.5 million rights offering and has submitted an application for a Small Business Innovation Research (“SBIR”) grant for non-dilutive funding for pre-clinical project through the National Institutes of Health (“NIH”). The ability of the Company to continue as a going concern is dependent upon its ability to successfully raise additional equity or debt financing to allow it to fund ongoing operations, conduct clinical trials and bring a drug candidate to commercialization to generate revenues.

The accompanying condensed consolidated financial statements do not include any adjustments to reflect the future effects on the recoverability and classification of assets or the amounts and classification of liabilities if the Company is unable to continue as a going concern.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and notes required by accounting principles generally accepted in the United States of America for annual financial statements. A complete discussion of the Company’s significant accounting policies is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all of the adjustments necessary to present the financial position of the Company as of March 31, 2024 and the results of operations and cash flows for the periods presented. The accompanying condensed consolidated financial statements of the Company have not been audited by the Company’s independent registered public accounting firm, except that the year-end condensed consolidated balance sheet was derived from audited financial statements. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and related notes thereto for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 24, 2024.

Basis of Consolidation

The unaudited condensed consolidated financial statements have been prepared on a consolidated basis with those of the Company’s wholly-owned subsidiaries, Shuttle Pharmaceuticals, Inc. and Shuttle Diagnostics Inc. All intercompany transactions and balances have been eliminated.

Correction of an Immaterial Error in the Prior Period Financial Statements

During the fourth quarter of 2023, the Company determined that the prior year consolidated financial statements had a misstatement caused by an immaterial classification error of certain research and development expenses in accordance with ASC 730. As a result, certain prior year amounts have been corrected for consistency with the current year presentation. The Company assessed the materiality of this change in presentation on prior period consolidated financial statements in accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” (ASC Topic 250, Accounting Changes and Error Corrections). Based on this assessment, the Company concluded that these error corrections in its Condensed Consolidated Statements of Operations are not material to any previously presented financial statements based upon overall considerations of both quantitative and qualitative factors. The corrections had no impact on the Condensed Consolidated Balance Sheet, Condensed Consolidated Statements of Cash Flows, or Condensed Consolidated Statement of Changes in Stockholders’ Equity, to these financial statements, or for any previously presented interim or annual financial statements. Further, the corrections did not result in a change in quarterly or year-to-date operating losses, basic or diluted earnings per share, or working capital. The quarterly correction required for March 31, 2023 was $89,007. Accordingly, the Company corrected the previously reported immaterial error for the three months ended March 31, 2023 in this Quarterly Report on Form 10-Q.

	March 31, 2023	Correction	Corrected March 31, 2023
Research and development expense	$1,010,808	$(89,007)	$921,801
General and administrative expense	166,348	89,007	255,355
Net Loss	$1,177,156	$-	$1,177,156

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions. The Company bases its estimates and assumptions on current facts, historical experience, and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected. Significant estimates are contained in the accompanying condensed consolidated financial statements for the valuation of derivatives, share-based compensation, and initial measurement of equity-based warrants.

Cash and Cash Equivalents

Cash and cash equivalents include cash in bank accounts and money market funds with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. As of March 31, 2024 and December 31, 2023, cash and cash equivalents consisted of the following:

	March 31,	December 31,
	2024	2023
Cash	$364,069	$1,550,098
Money market funds	1,034,559	1,026,318
	$1,398,628	$2,576,416

Periodically, the Company may carry cash balances at financial institutions in excess of the federally insured limit of $250,000 per institution. The amount in excess of the FDIC insurance as of March 31, 2024 was approximately $1.1 million. The Company has not experienced losses on these accounts and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant.

Marketable Securities

Our investments in debt securities are carried at fair value. Investments in debt securities that are not classified as held-to-maturity are carried at fair value and classified as either trading or available-for-sale. Realized and unrealized gains and losses on trading of debt securities are charged to income.

The marketable securities held by the Company, which are classified as trading marketable securities, consisted of an outstanding balance of $2,789,251 and $2,887,215 as of March 31, 2024 and December 31, 2023, respectively. During the three months ended March 31, 2024 and 2023, the Company recognized interest income of $13,651 and $16,688, realized gains of $4,037 and $0, and unrealized loss of $706 and gain of $38,062, respectively.

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

Set out below are the Company’s financial instruments that are required to be remeasured at fair value on a recurring basis and their fair value hierarchy as of March 31, 2024 and December 31, 2023:

March 31, 2024	Level 1	Level 2	Level 3	Carrying Value
Assets
Marketable Securities:
United States Treasury Bonds	$2,789,251	$-	$-	$2,789,251
Total Assets	$2,789,251	$-	$-	$2,789,251
Liabilities
Derivative Liability - Warrants	$-	$-	$214,615	$-
Derivative Liability - Accelerated feature	-	-	2,035	-
Total Liabilities	$-	$-	$216,650	$-

December 31, 2023	Level 1	Level 2	Level 3	Carrying Value
Assets
Marketable Securities:
United States Treasury Bonds	$2,887,215	$-	$-	$2,887,215
Total Assets	$2,887,215	$-	$-	$2,887,215
Liabilities
Derivative Liability - Warrants	$-	$-	$410,660	$410,660
Derivative Liability - Accelerated feature			3,852	3,852
Total Liabilities	$-	$-	$414,512	$414,512

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. We evaluate all of our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. For our liability classified derivative financial instruments, the Company used a Monte Carlo valuation model to value the derivative instruments at inception and on subsequent valuation dates. For our equity classified derivative financial instruments, we used a Black-Scholes option-pricing model at the grant date to value the derivative instrument. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the condensed consolidated balance sheet sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within twelve (12) months of the balance sheet date.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the condensed consolidated statements of operations. The fair value of the warrants is estimated using a Black-Scholes pricing model or a Monte Carlo simulation.

Research and Development Expenses

Research and development expenses are charged to expense as incurred. Research and development expenses include, but are not limited to, product development, clinical and regulatory expenses, payroll and other personnel expenses, which include a certain portion of our chief executive officer, chief operating officer, chief financial officer and directors’ compensation. For the three months ended March 31, 2024 and 2023, a portion of personnel-related expenses and stock-based compensation expense for these individuals totaling $165 thousand and $385 thousand, respectively, was included within research and development due to their active involvement in the research and development activities, materials, supplies, related subcontract expenses, and consulting costs.

Regarding the accounting treatment for reimbursements, GAAP provides limited guidance on the accounting for government grants received by for-profit companies. In accordance with ASC Topic 832, Government Assistance, as adopted January 1, 2022, we disclose certain types of government assistance received in the notes to the consolidated financial statements that includes: a) the nature of the transaction including the nature of the assistance being given, b) the accounting policies being used to account for the transaction and c) other provisions of relevance, where required. Depending on the type of grant or contract, we understand there is more than one acceptable alternative for the accounting treatment – a reduction of costs, a deferred credit to be amortized, revenue or other income. The Company has concluded that reimbursements received for R&D expenses incurred, are more akin to a reduction of costs and applies reimbursements against incurred research costs. There were no reimbursements received for the three months ended March 31, 2024 and 2023.

Net Loss Per Common Stock

Net loss per share of common stock requires presentation of basic earnings per share on the face of the statements of operations for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic earnings per share computation. In the accompanying condensed consolidated financial statements, basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent share arrangements, stock options and warrants unless the result would be antidilutive.

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

For the three months ended March 31, 2024 and 2023, the following common stock equivalents were excluded from the computation of diluted net loss per share as the result of the computation was anti-dilutive.

	March 31,	March 31,
	2024	2023
Convertible notes (Note 6)	859,428	1,893,128
Warrants	1,446,155	1,446,155
Restricted stock units	272,855	23,724
	2,578,438	3,363,007

Deferred Offering Costs

Pursuant to ASC 340-10-S99-1, costs directly attributable to an offering of equity securities are deferred and would be charged against the gross proceeds of the offering as a reduction of additional paid-in capital. Deferred offering costs consist of underwriting, legal, accounting, and other expenses incurred through the balance sheet date that are directly related to the proposed public offering. Should the proposed public offering prove to be unsuccessful, these deferred costs, as well as additional expenses to be incurred, will be expensed.

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting Topic 280, “Segment Reporting-Improvements to Reportable Segment Disclosures,” which allows disclosure of one or more measures of segment profit or loss used by the chief operating decision maker to allocate resources and assess performance. Additionally, the standard requires enhanced disclosures of significant segment expenses and other segment items, as well as incremental qualitative disclosures on both an annual and interim basis. This guidance is effective for annual reporting periods beginning after December 15, 2023, and interim reporting periods after December 15, 2024. Early adoption is permitted and retrospective application is required for all periods presented. The Company is currently evaluating the impact of adopting this guidance on its Consolidated and Condensed Financial Statements and disclosures included within Notes to Consolidated and Condensed Financial Statements.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes Topic 740, “Income Tax-Improvements to Income Tax Disclosures,” which requires enhanced disclosures, including specific categories and disaggregation of information in the effective tax rate reconciliation, disaggregated information related to income taxes paid, income or loss from continuing operations before income tax expense or benefit, and income tax expense or benefit from continuing operations. This guidance is effective for annual reporting periods beginning after December 15, 2024. Early adoption is permitted and should be applied on a prospective basis, however retrospective application is permitted. The Company is currently evaluating the impact of adopting this guidance on its Consolidated and Condensed Financial Statements and disclosures included within Notes to Consolidated and Condensed Financial Statements.

Note 3 – Leases

Operating lease right-of-use (“ROU”) assets and liabilities are recognized at the present value of the future lease payments as of the lease commencement date. Operating lease expense is recognized on a straight-line basis over the lease term.

During the three months ended March 31, 2023, the Company had a lease agreement which allowed for the use of a laboratory facility for a monthly payment of $6,480. The laboratory lease commenced on October 1, 2018 and expired on October 31, 2023.

The Company currently has a lease agreement which allows for the use of a laboratory facility, entered into on February 16, 2023, with base rent of $7,206 per month for a period of 64 months, which increases at the rate of 3% per year, that commenced June 1, 2023. The lease included a six-month 50% rent abatement upon commencement. Additional common area maintenance (“CAM”) fees are charged monthly and revised annually. The estimated monthly CAM fees are $3,300 per month for the first year of the lease, which are being expensed as incurred. An irrevocable letter of credit (“LOC”) for the security deposit of $43,234 and base rent of $3,891, including 50% abatement, and $3,315 of CAM cost, was due and paid on execution of the lease agreement. Alexandria Real Estate (ARE-QRS-CORP) is the beneficiary of the LOC, and the expiry date of the LOC is March 1, 2025.

The following summarizes the right-of use asset and lease information for the Company’s operating leases:

	Three Months Ended
	March 31,
	2024	2023

Operating lease cost	$22,947	$17,544
Variable lease cost	10,440	-
Sublease income	(2,163)	(2,121)
Total lease cost	$31,224	$15,423

Other information
Operating cash flows from operating leases	$22,482	$19,440

Weighted-average remaining lease term — operating leases (year)	4.42	0.56
Weighted-average discount rate — operating leases	10.48%	10%

Future non-cancelable minimum lease payments under the operating lease liability as of March 31, 2024, are as follows:

Years Ended December 31,
2024 (excluding the three months ended March 31, 2024)	$69,020
2025	94,246
2026	97,074
2027	99,986
2028	68,235
Total future minimum lease payments	428,561
Less: imputed interest	(85,407)
Present value of payments	$343,154

Note 4 – Notes Payable-Related Party

During the three months ended March 31, 2024 and 2023 the Company incurred $0 and $4,237 in interest expense. During the three months ended March 31, 2024 and 2023 principal payments of $0 and $546,244 and accrued interest of $0 and $79,044 were paid, respectively, on notes to related parties. The principal and accrued interest for these notes were fully paid by December 31, 2023.

Note 5 – Convertible Notes and Notes Payable

Alto Opportunity Master Fund, SPC

On January 11, 2023, the Company entered into a securities purchase agreement (the “SPA”) with Alto Opportunity Master Fund, SPC – Segregated Master Portfolio B, a Cayman entity (the “Investor”), pursuant to which the Company sold to the Investor a $4,300,000 convertible note (the “Alto Convertible Note”) and warrant (the “Warrant”) to purchase 1,018,079 shares of common stock, exercisable at $2.35 per share, in exchange for gross proceeds of $3,935,000 million (the “Investment Amount”) (See Note 7). The Company determined that the Warrant contains a net cash settlement feature at inception and categorized the Warrant as a liability in the accompanying condensed consolidated financial statements. The Alto Convertible Note matures on March 11, 2025, but may be extended at the option of the noteholder. The Alto Convertible Note amortizes on a monthly basis and the Company can make such monthly amortization payments in cash or, subject to certain equity conditions, in registered shares of common stock or a combination thereof. Installments may be deferred by the noteholder, resulting in a variable interest rate. However, the effective interest rate is approximately 244% based on the internal rate of return calculated on a series of cash flows that occur at regular intervals. For equity repayment, the Alto Convertible Note is convertible into shares of common stock at a price per share equal to the lower of (i) $2.35, (ii) 90% of the three lowest daily VWAPs of the 15 trading days prior to the payment date, or (iii) 90% of the VWAP of the trading day prior to payment date. The noteholder may convert at any time at a fixed price of $2.35 per share. The noteholder has an acceleration of installment amount conversion option (the “Acceleration Option”), whereby the noteholder, with certain share percentage limitations, can convert to common stock any outstanding installment amount at an amount equal to the installment amount plus five times (5x) the installment amount at any time. The Company has determined the Acceleration Option is an embedded derivative within the host instrument and has bifurcated it from the host instrument and recorded it as a derivative liability valued at $1,442,000 at inception, using a Monte Carlo simulation model (Note 7). The Convertible Note is repayable over 26 months and bears interest at the rate of 5% per annum. Additionally, the note contains certain redemption options and “Make Whole” provisions.

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

During the three months ended March 31, 2024, the Company recorded interest expense of $497,515, which included amortization of debt discount as interest expense of $445,509. During the three months ended March 31, 2024, the Company settled $235,200 of principal, and settled $18,783 of accrued interest, which settlements were made in the form of 625,573 shares of common stock, during the three months ended March 31, 2024.

During the three months ended March 31, 2023, the Company recorded interest expense of $599,331, which included amortization of debt discount of $463,052 as interest expense and settlement of $20,142 of accrued interest and $66,150 of principal by issuing 50,998 shares of Common Stock.

As of March 31, 2024, the outstanding principal for the convertible note was $2,019,656 and the debt discount remaining was $1,078,258, with a net convertible note carrying value of $941,398 as of March 31, 2024.

Note 6 – Stockholders’ Equity

Common Stock

During the three months ended March 31, 2024, the Company issued:

●	625,573 shares of common stock to settle $235,200 of principal and $18,783 of interest on a convertible note and incurred $71,315 of loss on settlement.
●	125,000 shares of common stock issued for vesting of restricted stock units.

During the three months ended March 31, 2023, the Company issued:

●	50,998 shares of Common Stock to settle $66,150 of principal and $20,142 of interest on a convertible note and incurred $18,254 of loss on settlement.

Warrants

In connection with the January 2023 Alto Convertible Note, Boustead was granted warrants to purchase 71,266 shares of common stock, at an exercise price of $2.35 per share (Note 5). In addition, Alto was granted warrants to purchase 1,018,079 shares of common stock, at an exercise price of $2.35 per share (Note 5, 7).

A summary of activity regarding all warrants issued for the three months ended March 31, 2024 were as follows:

	Number of	Weighted Average	Average
	warrants	Exercise Price	Life (years)
Outstanding, December 31, 2023	1,446,155	$2.74	2.77
Granted	-	-	-
Outstanding, March 31, 2024	1,446,155	$2.74	2.53

The intrinsic value of the warrants as of March 31, 2024 is $0. All of the outstanding warrants are exercisable as of March 31, 2024.

Equity Incentive Plan

Our 2018 Equity Incentive Plan (the “2018 Plan”) provides for equity incentives to be granted to our employees, executive officers, directors and key advisers and consultants. Equity incentive grants may be made in the form of stock options with an exercise price of not less than the fair market value of the underlying shares as determined pursuant to the 2018 Equity Incentive Plan, restricted stock awards, other stock-based awards, or any combination of the foregoing. The 2018 Equity Incentive Plan is administered by the Company’s compensation committee. We have reserved 3,000,000 shares of our common stock for issuance under the 2018 Equity Incentive Plan. As of March 31, 2024, 878,180 shares have been granted under the 2018 Equity Incentive Plan, of which 605,325 shares have vested.

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

During the three months ended March 31, 2024 and 2023, pursuant to agreements with officers and consultants, 200,000 and 0 RSUs with a value of $41,840 and $0 were granted and compensation expense for RSUs of $111,449 and $8,333, respectively, was incurred. During the three months ended March 31, 2024 and 2023, $33,953 and $0, respectively, was included in compensation under Research and Development.

As of March 31, 2024, there was $161,941 of unrecognized RSU compensation cost related to non-vested share-based compensation arrangements which is expected to be recognized over a weighted-average period of 0.92 years.

A summary of activity regarding the Restricted Stock Units issued follows:

	Number of RSU	Weighted Average Fair Value Per RSU
Outstanding, December 31, 2023	197,855	$1.47
Granted	200,000	0.21
Vested	(125,000)	0.73
Outstanding, March 31, 2024	272,855	$0.89

Rights Offering and Financing Commitment

On February 7, 2024, the Company and its wholly-owned subsidiary, Shuttle Diagnostics, Inc., entered into a securities purchase agreement (the “Purchase Agreement”) with SRO, LLC, a Nevada limited liability company, pursuant to which SRO LLC agreed to commit to purchasing from the Company $2,250,000 of units from the Company, with each Unit consisting of (i) one share of the Company’s common stock, (ii) a warrant to purchase one share of the Company’s common stock exercisable at a purchase price of $2.35 per share, and (iii) a percentage of equity interest in Diagnostics such that, assuming the sale of all $2,250,000 of Units, SRO LLC will own a 22% interest in Diagnostics. Pursuant to the terms of the Purchase Agreement, the Units will be sold at a per Unit price equal to 90% of the VWAP of the Company’s common stock for the five trading days immediately preceding closing. The parties entered into the Purchase Agreement in anticipation of the Company commencing a rights offering (the “Rights Offering”) pursuant to which the Company intends to offer a total of $4,500,000 of Units to existing stockholders, which includes the $2,250,000 of Units being sold to SRO LLC, an entity which is controlled by Keith Moore, Executive Chairman of Boustead & Company Limited, an affiliate of Boustead Securities, LLC (“BSL”).

The Company filed an initial registration statement on Form S-1 (the “Form S-1”) with the SEC in April 2024 related to the registration of subscription rights to purchase the Units to be sold in the Rights Offering. The Form S-1 has not been declared effective as of the date these condensed consolidated financial statements were issued. Upon the Form S-1 being declared effective, the Purchase Agreement allows SRO LLC up to 60 days to raise the initial $2,250,000, which funds will be placed in escrow with Sutter Securities, Inc. (“SSI”), an affiliate of BSL, pursuant to the terms of an escrow agreement entered into between the Company, Shuttle Diagnostics, Inc., BSL and SSI on February 7, 2024 (the “Escrow Agreement”). The funds will remain in escrow up until closing on the Rights Offering. In addition, in the event the Company fails to raise the full $4,500,000 in the Rights Offering, SRO LLC agreed to a backstop commitment pursuant to which it would have the right to purchase any remaining Units not purchased by existing Company stockholders in the Rights Offering, up to an additional $2,250,000 (the “Back-up Contingency”). Unless the parties waive the conditions to closing, in the event the full $4,500,000 is not raised, whether through SRO LLC or through the Company’s existing stockholders, the Company will not close on the offering and any funds raised and held in escrow will be returned to investors.

In conjunction with its entry into the Purchase Agreement, on February 7, 2024, the Company entered into a placement agent and advisory services agreement (the “Placement Agent Agreement”) with BSL, pursuant to which BSL and BSL’s affiliates will provide the Company with regular and customary financial consulting advice and will act as placement agent, on a best efforts basis, for the Rights Offering. In exchange for its services, BSL will receive a commitment fee equal to $112,500 upon the earlier of the Company filing the registration statement on Form S-1 registering the Rights Offering or upon such date as the Company terminates the Rights Offering, a commission equal 8% of the gross proceeds disbursed to the Company upon closing the Rights Offering, and $40,000 in diligence and related expenses.

As of March 31, 2024, the Company has incurred $82,000 in costs directly related to the planned Rights Offering. The Company has deferred these costs as other current assets in the condensed consolidated balance sheet and will recognize the deferred costs as a reduction in proceeds obtained upon the closing of the Rights Offering, or as an expense in the event the Rights Offering is not consummated.

Note 7 – Derivative Liabilities

Fair Value Assumptions Used in Accounting for Derivative Liabilities

ASC 815 requires us to assess the fair market value of derivative liabilities at the end of each reporting period and recognize any change in the fair market value as other income or expense.

In January 2023, in connection with the Alto Convertible Note, the Company issued warrants to purchase 1,018,079 shares of common stock, with an exercise price of $2.35 per share, valued at inception at $1,189,000 and as of March 31, 2024, at $214,615. The Company determined our derivative liabilities from the warrants issued in relation to the Alto Convertible Note do not satisfy the classification as equity instruments due to the existence of a certain net cash settlement provision that is not within the sole control of the Company. In addition, there are certain down round provisions that could reduce the exercise price if the Company issues securities at lower prices in the future.

The Company determined our derivative liability from the noteholder’s Acceleration Option for the Alto Convertible Note is not clearly and closely related to the host and should be thus accounted for as a bifurcated derivative liability.

We classified these derivative liabilities as a Level 3 fair value measurement and used the Monte Carlo pricing model to calculate the fair value as of January 11, 2023 ($2,631,000 included in debt discount) and March 31, 2024 ($216,650). Key inputs for the simulation are summarized below. The Monte Carlo simulation uses an implied VWAP for the January 11, 2023 valuation date. The implied VWAP was backsolved by setting the summation of the parts (e.g., derivatives and debt without derivatives) equal to the cash proceeds. The simulation was then iterated and manipulated to solve for the implied share price, which was approximately $1.58 per share (or an approximate 14% discount to the quoted market VWAP on January 11, 2023).

The key inputs for the Monte Carlo simulation as of March 31, 2024, were as follows:

Net cash settlement and down round key valuation inputs – warrants*
Annualized volatility	67.19% - 72.53%
Risk-free interest rate	4.40% - 5.47%
Quoted VWAP	$0.41
Exercise price	$2.35
Probability assessment	5% - 25%
Illiquidity discount	-16%
Time period (years)	0.17 - 2.79

*	Based on a Monte Carlo simulation analysis of 250,000 iterations

Acceleration option key valuation inputs*
Annualized volatility	48.36% - 54.75%
Risk-free interest rate	4.94% - 5.49%
Quoted VWAP	$0.41
Illiquidity discount	-16%
Time period (years)	0 - 0.95

*	Based on a Monte Carlo simulation analysis of 250,000 iterations

The following table summarizes the changes in the derivative liabilities:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Warrants	Accelerated Feature
Balance - December 31, 2023	$410,660	$3,852
Gain on change in fair value	(196,045)	(1,817)
Balance - March 31, 2024	$214,615	$2,035

Note 8 – Related Party transactions

On September 14, 2022, we entered into a manufacturing agreement with TCG GreenChem, Inc. (“TCG GreenChem”), the U.S. subsidiary of TCG Lifesciences Pvt Ltd., a global contract research and manufacturing services company located in India. Dr. Chis Senanayake, one of our independent directors, is CEO and CSO of TCG GreenChem and CSO of TCG Lifesciences Pvt Ltd. TCG GreenChem was contracted for process research, development and cGMP compliant manufacture of IPdR. During the three months ended March 31, 2024 and 2023, the Company expensed $0 and $300,000, respectively.

Note 9 – Subsequent Events

On May 3, 2024, the SEC entered an order (the “SEC Order”) against our former auditor, BF Borgers CPA PC and its sole audit partner, Benjamin F. Borgers (together “BF Borgers”), instituting settled administrative and cease-and-desist proceedings against BF Borgers.  The SEC Order denies BF Borgers the privilege of appearing or practicing before the SEC as an accountant, and has resulted in BF Borgers being unable to issue consents related to BF Borgers’ audit of our 2022 financial statements. As we are in the process of filing a registration statement on Form S-1 related to our planned Rights Offering, we will need to have our 2022 financial statements re-audited by a licensed PCAOB accounting firm. As a result, the Company is implementing plans to re-audit the 2022 financial statements.

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

We do not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report, except as required by U.S. federal securities laws.

Overview

Founded by Georgetown University Medical School faculty members, Shuttle Pharmaceuticals Holdings, Inc. is a discovery and development stage pharmaceutical company leveraging our proprietary technology to develop novel therapies that are designed to cure cancer. Originally formed as Shuttle Pharmaceuticals, LLC in 2012, our goal is to extend the benefits of cancer treatments by leveraging insights into cancer therapy with surgery, radiation therapy, chemotherapy and immunotherapy. While there are several therapies being developed with the goal of curing cancer, one of the most effective and proven approaches to this is radiation therapy (RT). We are developing a pipeline of products designed to address the limitations of the current standard of cancer therapies. We believe that our product candidates will enable us to deliver cancer treatments that are safer, more reliable and at a greater scale than that available with the current standard of care.

Operations to date have focused on continuing our research and development efforts to advance Ropidoxuridine clinical testing and improved drug formulation, to advance HDAC6 inhibitor (SP-2-225) preclinical development and explore new SBIR contract work on predictive biomarkers of radiation response, as well as prostate cell lines for health disparities research. We have received Small Business Innovation Research (“SBIR”) contract funding from the National Institutes of Health (“NIH”) for the aforementioned projects. The clinical development of Ropidoxuridine has shown drug bioavailability and a maximum tolerated dose has been established for use in Phase II clinical trials. TCG GreenChem, Inc. (“TCG GreenChem”), with whom we have contracted for process research, development and cGMP compliant manufacture of IPdR, has successfully completed the manufacturing campaign for the active pharmaceutical ingredient (API) of Ropidoxuridine for use in the Company’s upcoming Phase II clinical trial in brain cancer patients undergoing radiation therapy. Shuttle also worked with University of Iowa Pharmaceuticals to develop the formulation and produce the capsules, which have been shipped to contract research organization (CRO) Theradex Oncology for distribution to clinical trial sites. Both activities have now been completed. In addition, Shuttle received approval from the FDA to begin the clinical trial. The FDA made recommendations to expand the clinical trial and we agreed with the recommendation. Meetings with clinical sites to review the protocol documents have occurred and FDA required Institutional Review Board approval has been received from the central internal review board, or IRB. With FDA recommended changes incorporated into the revised protocol, the Company believes it remains on track to commence its Phase II clinical study in the second quarter of 2024. The radiation biomarker project and the health disparities project have been completed and the company is following up with plans for clinical validation and potential commercialization. Changes in operational, administrative, legal and professional expenses related to our operations are set forth in more detail in the discussion below.

Results of Operations

Comparison of the three months ended March 31, 2024 and 2023

The following table summarizes the results of our operations:

	Three Months Ended
	March 31,
	2024	2023	Change	%
Revenue	$-	$-	$-	-
Operating expenses:
Research and development	586,104	921,801	(335,697)	(36%)
General and administrative	324,609	255,355	69,254	27%
Legal and professional	474,134	367,624	106,510	29%
Total operating expenses and loss of operations	1,384,847	1,544,780	(159,933)	(10%)
Other income (expense):
Interest expense - related parties	-	(4,237)	4,237	(100%)
Interest expense	(497,515)	(599,331)	101,816	(17%)
Interest income	21,453	16,688	4,765	29%
Finance fee	-	(104,245)	104,245	(100%)
Change in fair value of derivative liabilities	197,862	1,241,000	(1,043,138)	(84%)
Gain on sale of marketable securities	4,037	-	4,037	100%
Change in fair value of marketable securities	(706)	38,062	(38,768)	(102%)
Loss on settlement of convertible debt	(71,315)	(18,254)	(53,061)	291%
Total other expense	(346,184)	569,683	(915,867)	(161%)
Net loss	$(1,731,031)	$(975,097)	$(755,934)	78%

Research and Development. Research and development (“R&D”) expense was $0.6 million for the three months ended March 31, 2024, as compared to $0.9 million for three months ended March 31, 2023. The decrease of $0.3 million, or 36%, is primarily related to the Company having completed production of the drug product and waiting for the initiation of trials.

R&D compensation related expenses were $0.3 million in the three months ended March 31, 2024 as compared to $0.6 million in the three months ended March 31, 2023. Compensation related expenses were 56% for the three months ended March 31, 2024, representing a decrease from 61% of total R&D in the three months ended March 31, 2023. Subcontract work made up 34% of total R&D expenses in the three months ended March 31, 2024 and 37% of total R&D expenses during the three months ended March 31, 2023.

General and Administrative Expenses. General and Administrative expenses in the three months ended March 31, 2024 increased by $0.1 million, or 27% to $0.3 million in the three months ended March 31, 2024. The increase in general and administrative expenses was primarily due to a restricted stock-based grant to an officer of the Company valued at $41,840.

Legal and Professional Expenses. During the three months ended March 31, 2024, legal and professional expenses increased by $0.1 million or 29%. The increase in legal and professional fees was primarily due to increases in our expenses related to our public filing requirements, contracts and financing related work.

Other Income Expense. Other expense was $0.3 million for the three months ended March 31, 2024, which consisted of $0.5 million in interest expense on convertible loans, interest income of $21 thousand, loss on settlement of convertible debt of $71 thousand, change in marketable securities of $4 thousand, and a gain on change in fair value of derivative liabilities of $0.2 million. Other income was $0.6 million for the three months ended March 31, 2023, which consisted of $0.6 million in interest expense on convertible loans, $4 thousand in interest expense on related party loans, interest income of $17 thousand, finance fee on convertible loans of $0.1 million, loss on settlement of convertible debt of $18 thousand, unrealized gain on marketable securities of $38 thousand, and a gain on change in fair value of derivative liability of $1.2 million. The $1.0 million gain in fair value of derivative liability resulted from the fair value measurement using the Monte Carlo pricing model and the impact of the decrease in the market price of warrant shares.

Liquidity and Capital Resources

Our condensed consolidated financial statements are prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred losses since inception and had a net loss of approximately $1.7 million and no revenues for the three months ended March 31, 2024 and has working capital of approximately $2.9 million as of March 31, 2024. In addition, the convertible note payable outstanding at March 31, 2024 includes covenants and certain cash payment requirements. These conditions, and the Company’s ability to comply with such conditions, raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued.

In September 2022, the Company completed its IPO, generating net proceeds of approximately $10.0 million. Additionally, in January 2023, the Company entered into a securities purchase agreement with an institutional investor through which the Company sold a convertible note with a principal value of $4.3 million, along with a four-year warrant to purchase 1,018,079 shares of common stock, exercisable at $2.35 per share, providing the Company with approximately $3.6 million in net proceeds. To date, the warrant has not yet been exercised. However, the Company’s existing cash resources, marketable securities and the cash received from the equity offering and convertible note are not expected to provide sufficient funds to carry out the Company’s operations and clinical trials through the next twelve months.

The IPO and subsequent capital raise have supported operations leading up to the manufacture of drug product and FDA approval of the IND for the Phase II clinical trial of Ropidoxuridine and radiation therapy in glioblastoma. The FDA recommended and the Company agreed to an expansion of the clinical trial, necessitating additional capital to complete the trial as well as fund ongoing operations. As a result, management is in the process of initiating a $4.5 million rights offering and has submitted an application for a Small Business Innovation Research (“SBIR”) grant for non-dilutive funding for pre-clinical project through the National Institutes of Health (“NIH”). The ability of the Company to continue as a going concern is dependent upon its ability to successfully raise additional equity or debt financing to allow it to fund ongoing operations, conduct clinical trials and bring a drug candidate to commercialization to generate revenues.

The accompanying condensed consolidated financial statements do not include any adjustments to reflect the future effects on the recoverability and classification of assets or the amounts and classification of liabilities if the Company is unable to continue as a going concern.

Balance Sheet Data:

	March 31,	December 31,
	2024	2023	Change	%
Current assets	$4,411,019	$5,593,005	$(1,181,986)	(21%)
Current liabilities	1,489,217	1,042,237	446,980	43%
Working capital	$2,921,802	$4,550,768	$(1,628,966)	(36%)

As of March 31, 2024, total current assets were $4.4 million and total current liabilities were $1.5 million, resulting in working capital of $2.9 million. As of December 31, 2023, total current assets were $5.6 million and total current liabilities were $1.0 million, resulting in a working capital of $4.6 million. As of March 31, 2024, the current assets primarily resulted from $1.4 million cash and $2.8 million marketable securities, with the decrease from December 31, 2023 being primarily due to ongoing cash burn from our R&D programs, filing expenses and general operations. The increase in current liabilities is primarily due to the current portion of the $4,300,000 convertible note and accrued interest that increased $0.4 million and an increase in accounts payable of $65 thousand.

Cash Flows from Operating Activities

	Three Months Ended
	March 31,
	2024	2023	Change	%
Cash used in operating activities	$(1,239,083)	$(1,337,982)	$98,899	(7%)
Cash provided by (used in) investing activities	$101,295	$(2,953,709)	$3,055,004	(103%)
Cash provided by (used in) financing activities	$(40,000)	$3,043,756	$(3,083,756)	(101%)
Cash on hand	$1,398,628	$7,169,268	$(5,770,640)	(80%)

To date, we have not generated positive cash flows from operating activities. For the three months ended March 31, 2024, net cash flows used in operating activities was $1.2 million, consisting of a net loss of $1.7 million, increased by a gain on change in derivative liabilities of $0.2 million, offset by amortization of debt discount of $0.4 million, loss on settlement of convertible debt of $71 thousand, accrued interest settled with common stock of $19 thousand, stock-based compensation of $111 thousand and increased by a net change in working capital of $50 thousand. For the three months ended March 31, 2023, net cash flows used in operating activities was $1.3 million, consisting of a net loss of $1.0 million, increased by a gain on change in derivative liability of $1.2 million, offset by amortization of debt discount of $0.6 million, and further reduced by a net change in working capital of $0.3 million.

Cash Flows from Investing Activities

For the three months ended March 31, 2024, we invested in trading marketable securities for $19 thousand and received $120 thousand in proceeds from disposition of marketable securities. For the three months ended March 31, 2023, we invested in trading marketable securities for $3.0 million.

Cash Flows from Financing Activities

For the three months ended March 31, 2024, we paid $40,000 related to financing activities. For the three months ended March 31, 2023, we received a net of $3,590,000 from the sale and issuance of convertible notes payable and warrants and repaid $546,244 in related party notes payable.

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

Critical Accounting Policies and Significant Judgments and Estimates

This discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. While our significant accounting policies are described in more detail in the notes to our condensed consolidated financial statements included elsewhere in this report, we believe that the following accounting policies are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

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

Fair Value of Financial Instruments

We evaluate all of our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the condensed consolidated statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities are evaluated at the end of each reporting period.

For our derivative financial instruments classified as a liability, the Company uses a Monte Carlo valuation model to value the derivative instruments at inception and on subsequent valuation dates. The model requires the use of simulations that are weighted based on significant unobservable inputs including the average volatility of a population set and probabilities assigned. Each simulation is based on the range of inputs in a scenario with the mean of the output on each simulation calculated as an average. The Monte Carlo simulation uses an implied VWAP for valuation. The implied VWAP was backsolved by setting the summation of the parts (e.g., derivatives and debt without derivatives) equal to the cash proceeds and is updated each period.

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

As of March 31, 2024, our management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Such evaluation was carried out under the supervision of our Chief Executive Officer with the participation of our President and Chief Operating Officer, our Chief Financial Officer, and our third party financial service provider. Based on this evaluation, management concluded that our disclosure controls and procedures were, and continue to be, ineffective as of March 31, 2024. Based on the foregoing, our management concluded that our internal controls over the following financial reporting areas to be material weaknesses:

●	Our written accounting policies and documentation of management’s contemplation of the accounting treatment and implications over significant unusual transactions, including complex accounting associated with debt and equity transactions, was limited and resulted in ineffective monitoring of financial reporting.
●	Due to our size and stage of development, segregation of all conflicting duties may not always be possible and may not be economically feasible. During the year, we lacked sufficient review procedures and segregation of duties such that a proper review had not been performed by someone other than a preparer, including manual journal entries, and that process documentation is lacking for review and monitoring controls over financial statements close process and financial reporting.
●	As a result of the Company’s evolution since the date of our initial formation, when we were focused on NIH SBIR research contracts with related costing allocation allowances until when we completed our IPO and continued our development process, management has lacked a formal process to identify and properly classify operating expenses such as Research and Development (“R&D”).
●	We identified findings related to overall information technology general controls (“ITGCs”) including issues with access and segregation of duties for systems supporting the Company’s internal control processes and controls.

There has been no change in the Company’s internal control over financial reporting during the three months ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting. Management will continue to monitor and evaluate the effectiveness of our internal controls and procedures over financial reporting on an ongoing basis and is committed to taking further action and implementing additional improvements as necessary.

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

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

Item 6. Exhibits

The following exhibits are filed or furnished with this report:

Exhibit No.	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 333-265429) filed on June 3, 2022).
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation, effective March 30, 2022 (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (File No. 333-265429) filed on June 3, 2022).
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation, effective June 22, 2022 (incorporated by reference to Exhibit 3.5 to the Registration Statement on Form S-1/A (File No. 333-265429) filed on June 23, 2022).
3.4	Second Amended and Restated By-Laws (incorporated by reference to Exhibit 3.1 to the current Report on Form 8-K filed on November 1, 2022).
4.1	Form of Convertible Note, dated January 11, 2023, issued by Shuttle Pharmaceuticals Holdings, Inc. to Alto Capital Master Fund, SPC – Segregated Master Portfolio B (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed January 12, 2023).
4.2	Form of Warrant, dated January 11, 2023, issued by Shuttle Pharmaceuticals Holdings, Inc. to Alto Capital Master Fund, SPC – Segregated Master Portfolio B (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed January 12, 2023).
10.1	Asset Purchase Agreement, dated January 30, 2024, by and between Shuttle Pharmaceuticals Holdings, Inc., Alan Kozikowski and Werner Tueckmantel (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 5, 2024).
10.2	Securities Purchase Agreement, dated February 7, 2024, between Shuttle Pharmaceuticals Holdings, Inc., Shuttle Diagnostics, Inc. and SRO, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 13, 2024).
10.3	Placement Agent and Advisory Services Agreement, dated February 7, 2024, between Shuttle Pharmaceuticals Holdings, Inc. and Boustead Securities, LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on February 13, 2024).
10.4	Offering Deposit Account Agency Agreement, dated February 7, 2024, between Shuttle Pharmaceuticals Holdings, Inc., Boustead Securities, LLC and Sutter Securities Inc. (incorporated by reference to Exhibit 10.3 to the Current Report on From 8-K filed on February 13, 2024).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Schema Document
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Definition Linkbase Data
101.LAB	Inline XBRL Taxonomy Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

**Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHUTTLE PHARMACEUTICALS HOLDINGS, INC.

May 13, 2024	By:	/s/ Anatoly Dritschilo
Anatoly Dritschilo, M.D.
Chief Executive Officer

May 13, 2024	By:	/s/ Michael Vander Hoek
Michael Vander Hoek Chief Financial Officer

