Form 10-K/A
period 2023-12-31
Shuttle Pharmaceuticals Holdings, Inc.
filed 2024-09-04
CIK 1757499

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

The number of shares outstanding of the registrant’s common stock on September 3, 2024, was 2,226,951.

EXPLANATORY NOTE

This Amendment No.1 on Form 10-K/A (“Amendment No. 1”) of Shuttle Pharmaceuticals Holdings, Inc. (the “Company,” “we,” “our,” or “us”) amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, originally filed on March 21, 2024 (the “Form 10-K”), and is being amended in order to replace the Report of Independent Registered Public Accounting Firm of B.F. Borgers CPA PC (“BF Borgers”), included in the Form 10-K, with the Report of Independent Registered Public Accounting Firm from Forvis Mazars, LLP, included in this Amendment No.1, and to make certain other changes as described herein.

As previously reported, following the entry of a cease-and-desist order entered on May 3, 2024 by the SEC against our former auditor, BF Borgers, we commenced the re-audit (the “Re-audit”) of our financial statements for the year ended December 31, 2022, which had been audited by BF Borgers. Since that time and as a result of the Re-audit, as of July 10, 2024, the Company and the audit committee of our board of directors, in consultation with our current auditor, Forvis Mazars LLP, concluded that our audited financial statements for the year ended December 31, 2022, our audited financial statements for the year ended December 31, 2023 and the quarterly periods included in the Company’s Form 10-K, and the Quarterly Report on Form 10-Q for the period ended March 31, 2024 require restatement and are not reliable.

As a result, the following items have been amended to reflect the amendments:

●	Part I, Item 1A. Risk Factors;

●	Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations;

●	Part II, Item 8. Financial Statements and Supplementary Data;

●	Part II, Item 9A. Controls and Procedures; and

●	Part III, Item 14. Principal Accountant Fees and Services.

The Company’s Principal Executive Officer and Principal Financial Officer have also provided new certifications dated as of the date of this filing in connection with this Amendment No.1 (Exhibits 31.1, 31.2, 32.1 and 32.2). Except as described above, no other portion of the Form 10-K is being amended and this Amendment No.1 does not reflect any events occurring after the filing of the Form 10-K.

In addition, prior to our completion of this Form 10-K/A, on August 13, 2024, the Company effected a 1-for-8 reverse split of our issued and outstanding common stock in order to regain compliance with Nasdaq Listing Rule 5550(a)(2), the minimum bid price requirement. As a result, all issued share numbers and per share prices reflected in this 10-K/A are on a post-reverse split basis, unless otherwise indicated.

Shuttle Pharmaceuticals Holdings, Inc.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K/A (including the section regarding Management’s Discussion and Analysis and Results of Operations, the “Annual Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are based on our management’s beliefs and assumptions and on information currently available to our management. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements relate to future events or our future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. All statements other than statements of historical facts contained in this Form 10-K/A are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “could,” “will,” “would,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “intend,” “predict,” “seek,” “contemplate,” “project,” “continue,” “potential,” “ongoing” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

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

Intellectual Property

We invest significant amounts of funds in research and development. Our research and development expenses before contract reimbursements were $3,517,093 and $1,258,840 for the fiscal years ended December 31, 2023 and 2022 respectively. After reimbursements for contracts of $0 and $211,455 for the fiscal years ended December 31, 2023 and 2022, net research and development expenses were $3,517,093 and $1,047,385, respectively.

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

Recent Financings – Our IPO and Post-2022 Financing

On September 2, 2022, we closed on our IPO of 153,236 units (each a “Unit,” and collectively, the “Units”), with each Unit consisting of one share of the Company’s common stock and one warrant to purchase one share of common stock, at a public offering price of $65.00 per Unit. Our IPO, which was underwritten by Boustead Securities, LLC (“Boustead”), resulted in gross proceeds of $9,960,430, before deducting underwriting discounts and commissions. On September 21, 2022, Boustead exercised its overallotment option, purchasing an additional 22,986 Units, resulting in gross proceeds of $1,494,041, before deducting underwriter commissions and discounts. As a result, our IPO raised a total of $11,454,474 in gross proceeds, before deducting underwriting discounts, commissions and related IPO expenses.

On January 11, 2023, we entered into a securities purchase agreement (the “SPA”) with Alto Opportunity Master Fund, SPC – Segregated Master Portfolio B, a Cayman entity (the “Investor”), pursuant to which the Company sold to the Investor a $4.3 million convertible note (the “Convertible Note”) and warrant (the “Warrant”) to purchase 127,260 shares of common stock of the Company, in exchange for gross proceeds of $4.0 million (the “Investment Amount”). The Convertible Note amortizes on a monthly basis and the Company can make such monthly amortization payments in cash or, subject to certain equity conditions, in registered shares of common stock or a combination thereof. For equity repayment, the Convertible Note is convertible into shares of common stock at price per share equal to the lower of (i) $18.80 (ii) 90% of the three lowest daily VWAPs of the 15 trading days prior to the payment date or (iii) 90% of the VWAP of the trading day prior to payment date. The Convertible Note is repayable over 26 months and bears interest at the rate of 5% per annum. The Warrant is exercisable for four years from the date of closing and is exercisable at $18.80 per share. In the event the Investor exercises the Warrant in full, such exercise would result in additional gross proceeds to the Company of approximately $2.4 million.

On May 10, 2023, we entered into an amendment agreement (the “Amendment Agreement”) to the SPA. Under the Amendment Agreement, the Company and the Investor amended the transaction documents as follows: (i) amended and restated Section 2 of the Warrant so as to remove a provision that would have potentially required an adjustment to the number of warrant shares exercisable under the Warrant, (ii) stipulated that the Company would obtain majority shareholder approval to issue up to an additional $10.0 million in convertible notes (the “Subsequent Notes”) and warrants (the “Subsequent Warrants”) equal to 42.5% of the outstanding principal value of the Subsequent Notes, which Subsequent Note and Subsequent Warrant would be sold to the Investor on substantially the same terms as the existing Convertible Note and Warrant (each as amended by the Amendment Agreement) and upon conversion and/or exercise would cause the potential issuance of in excess of 19.9% of the Company’s issued and outstanding stock, (iii) that, upon obtaining majority stockholder approval, the Company would file a Schedule 14C related to such potential issuance of the shares of common stock related to the potential sale of the Subsequent Notes and Subsequent Warrants to the Investor within 30 calendar days of entry into the Amendment Agreement, and (iv) stipulated that the Investor would release $1,500,000 in cash collateral to the Company, with $1,000,000 to be released to the Company immediately upon singing of the Amendment Agreement and $500,000 to be released upon the Company’s filing of the Schedule 14C. The Company obtained majority stockholder consent to the potential sale of the Subsequent Notes and Subsequent Warrants to the Investor in advance of entry into the Amendment Agreement.

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

Summary Risk Factors

The risks described under the heading “Risk Factors” beginning on page 25 of this Annual Report on Form 10-K may cause us not to realize the full benefits of our strengths and/or may cause us to be unable to successfully execute all or part of our strategy. Some of the more significant challenges we face include:

●	Our ability to continue as a going concern in the near term is dependent upon us successfully raising additional equity or debt financing to fund our operations.
●	Our success is primarily dependent on the successful development, regulatory approval and commercialization of our product candidates, all of which are in the early stages of development.
●	We currently have no source of product sales revenue.
●	We face competition from entities that have developed or may develop product candidates for our target disease indications, including companies developing novel treatments and technology platforms based on modalities and technology similar to ours. If these companies develop technologies or product candidates more rapidly than we do or their technologies, including delivery technologies, are more effective, our ability to develop and commercialize product candidates may be adversely affected.
●	If we fail to comply with U.S. and foreign regulatory requirements, regulatory authorities could limit or withdraw any marketing or commercialization approvals we may receive and subject us to other penalties that could materially harm our business.
●	If we do not comply with laws regulating the protection of the environment and health and human safety, our business could be adversely affected.
●	If we are not able to obtain and enforce patent protection for our technologies or product candidates, development and commercialization of our product candidates may be adversely affected.
●	We or our licensors, or any future collaborators or a strategic partners may become subject to third party claims or litigation alleging infringement of patents or other proprietary rights or seeking to invalidate patents or other proprietary rights, and we may need to resort to litigation to protect or enforce our patents or other proprietary rights, all of which could be costly, time consuming, delay or prevent the development and commercialization of our product candidates, or put our patents and other proprietary rights at risk.
●	If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.
●	We may be unable to obtain U.S. or foreign regulatory approval and, as a result, unable to commercialize our product candidates.
●	Any drugs we develop may become subject to unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives, thereby harming our business.
●	Our ability to obtain services, reimbursement or funding from the federal government may be impacted by possible reductions in federal spending.
●	If any of our product candidates receives marketing approval and we or others later identify undesirable side effects caused by the product candidate, our ability to market and derive revenue from the product candidates could be compromised.
●	On August 13, 2024, we effected a 1-for-8 reverse split of our common stock in order to bring our stock price above $1.00 in compliance with Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”); as a result, Nasdaq notified us that we had regained compliance with the Minimum Bid Price Requirement on August 27, 2024.
●	Our stock price may be volatile, and purchasers of our common stock could incur substantial losses.
●	The future issuance of equity or of debt securities that are convertible into common stock will dilute our share capital.
●	If securities or industry analysts do not publish research or reports about our business, or if they issue an adverse or misleading opinion regarding our stock, our stock price and trading volume could decline.
●	The restatement of our financial statements and identification of material weaknesses in our internal controls may result in additional risks and uncertainties, including regulatory, stockholder or other actions, loss of investor and counterparty confidence and negative impacts on our stock price.

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

In September 2022, the Company completed its initial public offering of common stock, generating net proceeds of approximately $10.0 million. Additionally, in January 2023, the Company entered into a securities purchase agreement with an institutional investor through which the Company sold a convertible note with a principal value of $4.3 million, along with a four-year warrant to purchase 127,260 shares of common stock, exercisable at $18.80 per share, providing the Company with approximately $3.6 million in net proceeds. To date, the warrant has not yet been exercised. However, the Company’s existing cash resources, marketable securities and the cash received from the Company’s initial public offering and convertible note offering are not expected to provide sufficient funds to support the Company’s operations and clinical trials through the next twelve months.

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

We are a clinical stage pharmaceutical company, preparing to commence Phase II clinical trials of our lead drug candidate, with a limited operating history upon which you can evaluate our business and prospects. Specialty pharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We do not currently have any product candidates in advanced clinical trials or approved for sale, and we continue to incur significant research and development and general and administrative expenses related to our operations. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the specialty pharmaceutical industry. We have not generated any revenue and have incurred losses in each year since our founding in December 2012. Our accumulated deficit as of December 31, 2023 was $25.4 million. We expect to continue to incur significant losses for the foreseeable future. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

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

We believe that the proceeds we received in our IPO and subsequent $4.0 million follow on convertible note offering, for which we received net proceeds of $3.6 million, along with our existing capital resources, will not be sufficient to fund our operations one year after the date that the consolidated financial statements are issued without additional capital infusion. We anticipate we will need to seek additional funding through public or private equity or debt financings or other sources, such as through a rights offering, strategic collaborations or grants and contracts. Such financing may result in dilution to stockholders, imposition of debt covenants and repayment obligations, or other restrictions that may adversely affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

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

On August 31, 2023, we received a letter from the Nasdaq Listing Qualifications Staff of The Nasdaq Stock Market LLC (“Nasdaq”) stating that for the 30 consecutive business day period between July 20, 2023 to August 30, 2023 the Company’s common stock had failed to maintain a minimum closing bid price of $1.00 per share, as required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”). Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), the Company has an initial period of 180 calendar days, or until February 27, 2024 (the “Compliance Period”), to regain compliance with the Minimum Bid Price Requirement. To regain compliance, the closing bid price of the Company’s common stock must meet or exceed $1.00 per share for a minimum of 10 consecutive trading days, unless such period is extended by Nasdaq. As the Company had not regained compliance with the Minimum Bid Price Requirement by February 27, 2024, the Company requested and was granted an additional 180-day period to regain compliance (the “Additional Compliance Period”). To qualify, the Company was required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the Minimum Bid Price Requirement, and we would need to provide written notice of our intention to cure the bid price deficiency during the second compliance period, by effecting a reverse stock split, if necessary. Nasdaq staff determined that the Company is eligible for an additional 180 calendar day period, or until August 26, 2024, to regain compliance, in accordance with Listing Rule 5810(c)(3)(A).

The Company effectuated a 1-for-8 reverse stock split on August 13, 2024 (the “Reverse Split”) in order to bring our stock price above $1.00 per share and regain compliance with the Minimum Bid Price Requirement. On August 27, 2024, Nasdaq notified us that we had regained compliance with the Minimum Bid Price Requirement.

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

Since commencement of trading on Nasdaq Stock Market LLC or Nasdaq, on August 29, 2022, our stock price has been extremely volatile, having traded as high as $1,010.08 and as low as $3.36. As a result of this volatility, investors may not be able to sell their common stock at or above the price when they purchased our common stock. The market price for our common stock may be influenced by many factors, including the other risks described in this section of this Annual Report entitled “Risk Factors” and the following:

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

Because our management has broad discretion over the use of the net proceeds we received from our IPO and any follow-on offerings, you may not agree with how we use them and the proceeds may not be invested successfully.

We intend to use the net proceeds to us from our IPO and any follow-on offerings to fund preclinical and clinical trials of product candidates, Ropidoxuridine and new formulations of Ropidoxuridine with Tipiracil, O-18 containing molecules for proton radiation sensitization, continued HDAC technology platform development, working capital and general corporate purposes, including the costs of operating as a public company, as well as potential acquisition or in-licensing activities. Therefore, our management has broad discretion as to the use of the IPO proceeds and proceeds from our subsequent private placements or follow-on offerings. Accordingly, you will be relying on the judgment of our management with regard to the use of these net proceeds, and you will not have the opportunity, as part of your investment decision, to assess whether the proceeds are being used appropriately. It is possible that the proceeds will be invested in a way that does not yield a favorable, or any, return for our Company.

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

Our executive officers and directors, who are our principal stockholders, own approximately 39.4% of our issued and outstanding common stock. Accordingly, they may be able to effectively control the election of directors, as well as all other matters requiring stockholder approval. The interests of our principal stockholders may differ from the interests of other stockholders with respect to the issuance of shares, business transactions with or sales to other companies, selection of other directors and other business decisions. The minority stockholders have no way of overriding decisions made by our principal stockholders. This level of control may also have an adverse impact on the market value of our shares because our principal stockholders may institute or undertake transactions, policies or programs that result in losses and may not take any steps to increase our visibility in the financial community and/or may sell sufficient numbers of shares to significantly decrease our price per share.

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

The restatement of our consolidated financial statements and identification of material weaknesses in our internal controls may result in additional risks and uncertainties, including regulatory, stockholder or other actions, loss of investor and counterparty confidence and negative impacts on our stock price.

On July 10, 2024, the Audit Committee and Company management, after consultation and discussion with our independent registered public accounting firm, concluded that certain of our previously issued audited consolidated financial statements and unaudited consolidated financial statements need to be restated and should no longer be relied on for the reasons described in the Current Report on Form 8-K dated July 10, 2024, and in “Explanatory Note” preceding Part I, Item 1 of this Form 10-K/A and Note 2 to the Consolidated Financial Statements under Part II, Item 8 of this Form 10-K/A.

The accounting errors impacted the Company’s consolidated financial statements for the year ended December 31, 2022. These errors further resulted in an impact to the Company’s consolidated balance sheet for the year ended December 31, 2023 and the unaudited condensed consolidated balance sheet as of and for the periods ended March 31, 2023, June 30, 2023, and September 30, 2023, specific to Additional Paid In Capital and Accumulated Deficit. Additionally, the restatement constituted an event of default under the terms of one of the Company’s financing arrangements that was subsequently waived, but required additional cash collateral from the Company.

In addition, in connection with the restatement of the previously issued financial statements for the fiscal year ended December 31, 2023 and December 31, 2022, and fiscal quarter ended March 31, 2024 (the “Affected Periods”), management identified certain material weaknesses in our internal control over financial reporting. Although we are taking remediation measures, including having hired a new Chief Financial Officer during the second quarter of 2024 to bolster the Company’s internal technical accounting and financial reporting experience and provide bandwidth for the prior CFO to focus on the Company’s expanding clinical trials, we can give no assurance that the measures we have taken, are taking and plan to take in the future will remediate the material weaknesses identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our consolidated financial statements.

As a result of the restatement and associated non-reliance on the previously issued financial statements for the Affected Periods and the identified material weakness, we have become subject to a number of additional costs and risks, including unanticipated costs for accounting and legal fees in connection with or related to the restatement and the ongoing process of remediating the material weaknesses. We could also be subject to regulatory, stockholder or other actions in connection with the restatement and/or the material weaknesses, which would, regardless of the outcome, consume management’s time and attention and may result in additional legal, accounting and other costs. If such proceedings arise and we do not prevail in such proceedings, we could be required to pay damages or settlement costs. In addition, the restatement and related matters could impair our reputation or could cause our stockholders or other counterparties to lose confidence in us. Any of these occurrences could adversely affect our business, financial condition, liquidity and results of operations.

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

Following these risk assessments, we design, implement, and maintain reasonable safeguards to minimize the identified risks; reasonably address any identified gaps in existing safeguards; update existing safeguards as necessary; and monitor the effectiveness of our safeguards. We believe we have allocated adequate resources related to our cybersecurity risk management processes and have designated our Chief Financial Officer responsible for the consolidated financial statements for the year ended December 31, 2023 with the responsibility of managing the cybersecurity risk assessment and mitigation process.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock commenced trading on the Nasdaq Capital Market, under the symbol “SHPH” on August 31, 2022. Prior to that time, our common stock was not traded on any exchange or quoted on any over the counter market.

Holders

As of September 3, 2024, we had 54 holders of record of our common stock and 2,226,951 shares of common stock issued and outstanding.

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

Preferred dividends

Our board of directors has designated and authorized the issuance of up to 10,000 shares of Series A Convertible preferred stock, par value $0.00001 per share (the “Series A Convertible Preferred Stock”), of which there were 1,212.5 shares issued, all of which were converted into 42,113 shares of or common stock and warrants to purchase 42,113 shares of common stock upon closing of our IPO on September 2, 2022. The Series A Convertible Preferred Stock had a stated value of $1,000 per share, was entitled to receive a dividend at the rate of 8.5% per annum, which dividend was cumulative and was payable at our option in shares of common stock or cash upon the date of conversion or redemption, as so determined by the Company.

From the respective issuance dates of the Series A Convertible Preferred Stock to its conversion on September 2, 2022, a total of $402,064 in 8.5% cumulative dividends had accrued on the Series A Convertible Preferred Stock. The total cumulative dividends accrued were declared and paid upon the conversion of the Series A Convertible Preferred Stock in the form of 12,565 shares of our common stock following completion of our IPO.

Recent Sales of Unregistered Securities

During the past three years, we effected the following transactions in reliance upon exemptions from registration under the Securities Act:

On December 28, 2021, in conjunction with entering into two loan agreements for a total of $500,000, which were repayable at the time of our IPO, we issued warrants to purchase a total of 62,500 shares of our common stock, exercisable at $8.00 per share. Such warrants were sold to two accredited investors pursuant to an exemption from registration under Rule 506(b) of the Securities Act. Boustead Securities LLC acted as placement agent but waived its right to a cash commission related to such offering and, to date, has received no warrant compensation related to the transaction.

On February 8, 2022 and March 11, 2022, the Company sold to certain accredited investors $365,000 and $225,000, respectively, in 6% convertible notes (the “Notes”), which bore 6% interest, were repayable on December 31, 2024, and converted automatically into shares of common stock or, in the event that units were sold in the offering, units, at a conversion price of $32.00 per unit upon closing of our IPO. Such notes were sold to accredited investors pursuant to an exemption from registration under Rule 506(b) of the Securities Act. Boustead Securities LLC acted as placement agent and received compensation of (i) $36,500 in cash and warrants to purchase 10% of the total number of shares issuable upon conversion of the Convertible Notes, exercisable at the conversion price of the Convertible Notes for the February offering and (ii) $22,750 in cash and warrants to purchase 10% of the total number of shares issuable upon conversion of the Convertible Notes, exercisable at the conversion price of the Convertible Notes for the March offering.

Effective March 30, 2022, the Company issued a total of 220 shares (115 shares on a post-reverse split basis) of common stock (the “Issuance”) to some 23 existing shareholders in satisfaction of certain interest that had accrued as the result of an inaccurate conversion of convertible notes in our 2018 share exchange. The Issuance satisfied in full all interest owed or otherwise accruing as the result of the inaccurate conversion. Such issuance was made in accordance with Rule 506(b) of the Securities Act.

On August 1, 2022, in conjunction with entering into three loan agreements for a total of $125,000, which were repayable following consummation of our IPO, we issued warrants to purchase a total of 6,250 shares of our common stock, exercisable at $20.00 per share. Such warrants were sold to three accredited investors pursuant to an exemption from registration under Rule 506(b) of the Securities Act. Boustead Securities LLC acted as placement agent and received warrants to purchase 625 shares of common stock exercisable at $20.00 per share, equal to 10% of the value of the note offering, and $12,500 in cash compensation.

The above disclosures do not include 84,779 shares granted pursuant to the Shuttle Pharmaceuticals Holdings, Inc. 2018 Equity Incentive Plan, which were issued to certain employees, directors and consultants, and vest on a periodic basis in accordance with the grant agreements between such individuals and the Company.

Issuer Purchases of Equity Securities

None.

Use of proceeds

None.

Item 6. [Reserved]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis should be read in conjunction with our financial statements and the related notes thereto included elsewhere in this Annual Report. This discussion has been impacted by the restatement described in the Explanatory Note and in Note 2 of the consolidated financial statements of this Annual Report. Certain of the financial and other information provided in this Management’s Discussion and Analysis has been updated to reflect the restatement adjustments.

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

Overview

Founded by Georgetown University Medical School faculty members, Shuttle Pharmaceuticals Holdings, Inc. (the “Company”) is a discovery and development stage pharmaceutical company leveraging our proprietary technology to develop novel therapies that are designed to cure cancer. Originally formed as Shuttle Pharmaceuticals, LLC in 2012, our goal is to extend the benefits of cancer treatments by leveraging insights into cancer therapy with surgery, radiation therapy, chemotherapy and immunotherapy. While there are several therapies being developed with the goal of curing cancer, one of the most effective and proven approaches to this is radiation therapy (RT). We are developing a pipeline of products designed to address the limitations of the current standard of cancer therapies. We believe that our product candidates will enable us to deliver cancer treatments that are safer, more reliable and at a greater scale than that of the current standard of care.

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

Restatement of Previously Issued Consolidated Financial Statements

As previously disclosed in the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2024, filed with the Securities and Exchange Commission (“SEC”) on May 13, 2024, following the entry of a cease-and-desist order by the SEC against our former auditor, B.F. Borgers CPA PC (“BF Borgers”), we commenced the re-audit (the “Re-audit”) of our consolidated financial statements for the year ended December 31, 2022, which had been audited by BF Borgers. Since that time and as a result of the Re-audit, as of July 10, 2024, the Company and the Audit Committee have concluded and informed our current auditor, Forvis Mazars, LLP, that our audited consolidated financial statements for the year ended December 31, 2022 (the “2022 Financial Statements”), our audited financial statements for the year ended December 31, 2023 (the “2023 Financial Statements”), and the quarterly periods included in the Company’s Annual Report for the year ended December 31, 2023, and the quarterly report for the period ended March 31, 2024 require restatement and are not reliable.

The accounting errors impacting our 2022 Financial Statements include (i) correcting historical and fiscal 2022 stock compensation transactions; (ii) correcting the initial and subsequent accounting for certain convertible notes, promissory notes and warrants to purchase shares of common stock in fiscal 2022; (iii) correcting the historical and subsequent accounting for the Series A Convertible Preferred Stock in fiscal 2022; (iv) correcting the initial and subsequent accounting for warrants issued with the Series A Convertible Preferred Stock, and (v) correcting the recognition of issuance costs related to the initial public offering in fiscal 2022.

The impact of the accounting errors from the 2022 Financial Statements also impacts the Company’s 2023 Financial Statements specific to opening balances of additional paid in capital and accumulated deficit.

The discussion of financial results presented here is reflective of the restatement adjustments. Refer to Note 2 of the consolidated financial statements included elsewhere in this Annual Report for more information on the restatement.

Reverse Stock Split

On August 13, 2024, in order to meet Nasdaq’s minimum bid price requirement of $1.00 per share (the “Minimum Bid Price Requirement”), the Company effectuated a 1-for-8 reverse stock split of its issued and outstanding common stock, rounding up to account for any fractional shares (the “Reverse Stock Split”). The Reverse Stock Split had no effect on the Company’s authorized shares of common stock or preferred stock. Following the reverse stock split on August 13, 2024, the Company had a total of 2,111,235 shares issued and outstanding (or 2,008,689 on a post-split basis as of December 31, 2023). All share, option, warrant and per share amounts (except our authorized outstanding) have been retroactively restated in these financial statements and related disclosures.

Results of Operations

Comparison of the year ended December 31, 2023 and 2022 (as restated)

The following table summarizes the results of our operations:

	Years Ended
	December 31,
	2023	2022	Change	%
		(as restated)
Revenue	$—	$—	$—	—
Operating expenses:
Research and development, net of contract expense reimbursements, as restated	3,517,093	1,047,385	2,469,708	236%
General and administrative, as restated	1,046,854	473,714	573,140	121%
Legal and professional, as restated	1,328,435	822,727	505,708	61%
Total operating expenses and loss of operations, as restated	5,892,382	2,343,826	3,548,556	151%

Other income (expense):
Interest expense - related parties	(6,825)	(52,010)	45,185	(87)%
Interest expense, as restated	(2,484,193)	(428,688)	(2,055,505)	479%
Interest income	79,117	—	79,117	100%
Finance fee, as restated	(104,245)	(189,912)	85,667	(45)%
Change in fair value of derivative liabilities, as restated	2,216,488	(189,000)	2,405,488	1,273%
Change in fair value of warrant liabilities, as restated	—	(398,675)	398,675	100%
Gain on sale of marketable securities	4,970	—	4,970	100%
Change in fair value of marketable securities	71,568	—	71,568	100%
Loss on settlement of convertible debt, as restated	(477,221)	(1,795,652)	1,318,431	(73)%
Gain on settlement of accounts payable	—	328,687	(328,687)	(100)%
Gain on forgiveness of Paycheck Protection Program note payable	—	73,007	(73,007)	(100)%
Total other expense, as restated	(700,341)	(2,652,243)	1,951,902	(74)%
Net loss, as restated	$(6,592,723)	$(4,996,069)	(1,596,654)	32%

Research and Development, net of contract expense reimbursements. Total research and development (“R&D”) expense was $3.5 million for the year ended December 31, 2023, as compared to $1.0 million for the year ended December 31, 2022 (as restated), which included R&D expense reimbursements of $0 and $211,455, respectively. The increase of $2.5 million, or 236%, is primarily related to the Company increasing R&D spending as a result of having received funding from the Company’s initial public offering in the third quarter of fiscal 2022 and, the convertible note issued during the period ended March 31, 2023.

R&D compensation related expenses were $1.5 million in the year ended December 31, 2023 as compared to $0.7 million in the year ended December 31, 2022 (as restated). Compensation related expenses, excluding reimbursements, for the year ended December 31, 2023 was 43% as a percent of R&D expense, representing a decrease from the 56% of total R&D incurred in the year ended December 31, 2022. Subcontract work, excluding reimbursements, made up 52% of total R&D expenses in the year ended December 31, 2023 and 35% of total R&D expenses during the year ended December 31, 2022.

General and Administrative Expenses. General and Administrative expenses in the year ended December 31, 2023 increased by $0.6 million, or 121%, from $0.5 million in the year ended December 31, 2022 (as restated) to $1.1 million in the year ended December 31, 2023. The increase in general and administrative expenses was primarily due to increases in insurance expenses of $0.1 million, compensation of $0.2 million and advertising costs of $0.1 million.

Legal and Professional Expenses. During the year ended December 31, 2023, legal and professional expenses increased by $0.5 million or 61%. The increase in legal and professional fees was primarily due to increases in our expenses related to our public filing requirements, contracts and financing related work.

Other Income (expense). Other expense was $0.7 million for the year ended December 31, 2023, which mainly consisted of $2.5 million in interest expense on convertible notes, loss on settlement of convertible debt of $0.5 million, and finance fees of $0.1 million, which were partially offset by a gain on change in fair value of derivative liabilities of $2.2 million, change in fair value of marketable securities of $0.1 million and interest income of $0.1 million. Other expense was $2.7 million for the year ended December 31, 2022 (as restated), which mainly consisted of $0.4 million in interest expense on convertible notes (as restated), loss on settlement of convertible debt of $1.8 million (as restated), finance fees of $0.2 million (as restated) a loss on change in fair value of derivative liability of $0.2 million (as restated), and a loss on change in fair value of warrant liabilities of $0.4 million (as restated), partially offset by a gain on settlement of accounts payable of $0.3 million and a gain on forgiveness of Paycheck Protection Program note payable of $0.1 million.

Liquidity and Capital Resources

Our consolidated financial statements are prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred losses since inception and had a net loss of $6.6 million and no revenues during the year ended December 31, 2023 and working capital of approximately $4.6 million as of December 31, 2023. In addition, the convertible notes payable outstanding at December 31, 2023 includes covenants and certain cash payment requirements. On July 12, 2024, the Company informed the investor of its convertible note that the Company’s expected restatement of its financial statements for the years ended December 31, 2022 and 2023 constituted an event of default under the terms of the convertible note. On August 6, 2024, the Company paid $0.6 million to the investor of the convertible note and received a waiver from the investor related to the default. The funds paid are restricted and will be held as collateral to the balance owed under the convertible note (see Note 12). These conditions, and the Company’s ability to comply with such conditions, raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these financial statements are issued.

In January 2023, the Company entered into a securities purchase agreement with an institutional investor through which the Company sold a convertible note with a principal value of $4.3 million, along with a four-year warrant to purchase 127,260 shares of common stock, exercisable at $18.80 per share (post-reverse split), providing the Company with approximately $3.6 million in net proceeds. To date, the warrant has not yet been exercised. However, the Company’s existing cash resources, marketable securities and the cash received from the equity offering and convertible note are not expected to provide sufficient funds to carry out the Company’s operations and clinical trials through the next twelve months.

The IPO and subsequent capital raise have supported operations, the manufacture of drug product and FDA approval of the IND for the Phase 2 clinical trial of Ropidoxuridine and radiation therapy in glioblastoma. The FDA recommended and the Company agreed to an expansion of the clinical trial, necessitating additional capital to complete the trial as well as fund ongoing operations. As a result, management had initiated a $4.5 million rights offering and submitted an application for a SBIR grant for non-dilutive funding for pre-clinical project through the NIH. The Phase II clinical trial was also approved by the Institutional Review Board “IRB” in June, 2024. In August 2024, the Company took actions to pursue a separate capital raise of up to $10 million and entered into a work order with a contract research organization (“CRO”) for purposes of supporting the Company’s Phase II Study of Ropidoxuridine. Under the terms of the work order, the CRO will oversee the studies for a period of 53 months in exchange for a fee of approximately $2.3 million, payable in stages and based upon services performed during the study. The ability of the Company to continue as a going concern is dependent upon its ability to successfully raise additional equity or debt financing to allow it to fund ongoing operations, conduct clinical trials and bring a drug candidate to commercialization to generate revenues.

The accompanying financial statements do not include any adjustments to reflect the future effects on the recoverability and classification of assets or the amounts and classification of liabilities if the Company is unable to continue as a going concern.

Balance Sheet Data:

	December 31,	December 31,
	2023	2022	Change	%
Current assets	$5,593,005	$8,578,351	$(2,985,346)	(35)%
Current liabilities	1,042,237	975,676	66,561	7%
Working capital	$4,550,768	$7,602,675	$(3,051,907)	(40)%

As of December 31, 2023, total current assets were $5.6 million and total current liabilities were $1.0 million, resulting in working capital of $4.6 million. As of December 31, 2022 (as restated), total current assets were $8.6 million and total current liabilities were $1.0 million, resulting in a working capital of $7.6 million. The Company’s current assets as of December 31, 2023 primarily resulted from $3.6 million in net cash received from the issuance of a convertible note payable, offset by $0.8 million repaid for related party notes ($685,473 in principal and $98,135 of accrued interest), and $0.4 million repaid in cash for a convertible note ($334,444 in principal and $59,846 in accrued interest). In addition, we continued progress on our R&D programs during the year ended December 31, 2023 that resulted in increased cash expenditures. The increase in current liabilities is primarily due to the current portion of the $4.3 million convertible note which is $0.7 million of convertible note payable and accrued interest, an increase in accounts payable of $0.2 million, offset by the reduction of $0.8 million in related party notes payable and accrued interest.

Cash Flows

	Years Ended December 31,
	2023	2022	Change	%
		(as restated)
Cash used in operating activities, as restated	(5,581,147)	(2,666,411)	(2,914,736)	109%
Cash used in investing activities	(2,829,723)	—	(2,829,723)	100%
Cash provided by financing activities, as restated	2,570,083	10,578,865	(8,008,782)	(76)%
Cash and cash equivalents on hand	2,576,416	8,417,203	(5,840,787)	(69)%

Cash Flows from Operating Activities

To date, we have not generated positive cash flows from operating activities. For the year ended December 31, 2023, net cash flows used in operating activities was $5.6 million, primarily consisting of a net loss of $6.6 million, increased by a gain on change in derivative liabilities of $2.2 million, offset by amortization of debt discount of $2.1 million, loss on settlement of convertible debt of $0.5 million, accrued interest settled with common stock of $0.3 million, stock-based compensation of $0.2 million and further reduced by a net change in operating assets and liabilities of $0.2 million. For the year ended December 31, 2022, net cash flows used in operating activities was $2.7 million (as restated), primarily consisting of a net loss of $5.0 million (as restated), decreased by a loss on change in derivative liability of $0.2 million, amortization of debt discount and finance fees of $0.4 million, a loss settlement of convertible debt of $1.7 million (as restated), a change in fair value of freestanding instruments in excess of proceeds of $0.2 million (as restated), and stock-based compensation of $0.2 million (as restated), partially offset by a gain on settlement of accounts payable of $0.3 million, a gain on forgiveness of Paycheck Protection Program of $0.1 million, a change in fair value of warrant liabilities of $0.4 million (as restated), and a net change in in operating assets and liabilities of $0.5 million.

Cash Flows from Investing Activities

For the year ended December 31, 2023, we invested in trading marketable securities for $3.0 million and received $0.2 million in proceeds from disposition of marketable securities and purchased less than $0.1 million of equipment. For the year ended December 31, 2022, we had no investing activities.

Cash Flows from Financing Activities

For the year ended December 31, 2023, we received net proceeds of $3.9 million from the sale and issuance of convertible notes payable and warrants and repaid $0.3 million in convertible notes, $0.3 million for finance costs related to convertible note payable, and $0.7 million in related party notes payable. For the year ended December 31, 2022, we received $10.0 million from the issuance of shares of common stock and exercise of warrants and $0.6 million from the issuance of convertible notes and warrants.

Recent Financing

On January 11, 2023, we entered into the SPA with the Alto Opportunity Master Fund, SPC – Segregated Master Portfolio B, a Cayman entity (the “Investor”), pursuant to which the Company sold to the Investor a $4.3 million convertible note (the “Convertible Note”) and warrant (the “Warrant”) to purchase 127,260 shares of common stock of the Company, in exchange for gross proceeds of $4.0 million Investment Amount. The Convertible Note amortizes on a monthly basis and the Company can make such monthly amortization payments in cash or, subject to certain equity conditions, in registered shares of common stock or a combination thereof. For equity repayment, the Convertible Note is convertible into shares of common stock at price per share equal to the lower of (i) $18.80 (ii) 90% of the three lowest daily VWAPs of the 15 trading days prior to the payment date or (iii) 90% of the VWAP of the trading day prior to payment date. The Convertible Note is repayable over 26 months and bears interest at the rate of 5% per annum. The Warrant is exercisable for four years from the date of closing and is exercisable at $18.80 per share. In the event the Investor exercises the Warrant in full, such exercise would result in additional gross proceeds to the Company of approximately $2.4 million.

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

Our most critical accounting policies and estimates relate to the following:

●	Research and Development Expenses
●	Fair Value of Common Stock (Common Stock Valuations)
●	Fair Value of Warrants to Purchase Common Stock
●	Fair Value of Bifurcated Derivative Liabilities and other Financial Instruments
●	Fair Value of Preferred Stock (upon extinguishment)

Research and Development Expenses

Research and development expenses are expensed as incurred and, prior to our initial public offering in September 2022, have historically been offset by contract receivable payments from an NIH SBIR contract that has supported our scientific research. This is stated in the consolidated financial statements as research and development, net of contract expense reimbursements.

Fair Value of Common Stock (Common Stock Valuations)

For all periods prior to our initial public offering, there was no public market for our common stock, and, as a result, the fair value of the shares of common stock underlying our share-based awards, warrants and other financial instruments was estimated on each grant or measurement date by our board of directors. To determine the fair value of our common stock underlying these grants and financial instrument, our board of directors considered, among other things, input from management, input from investment banks and financial advisors, valuations of our common stock prepared by unrelated third-party valuation firms in accordance with the guidance provided by the American Institute of Certified Public Accountants 2013 Practice Aid, Valuation of Privately Held Company Equity Securities Issued as Compensation, and our board of directors’ assessment of additional objective and subjective factors that it believe were relevant and factors that may have changed from the date of the most recent valuation through the date of the grant. These factors included, but were not limited to:

●	Our results of operations and financial position, including our levels of available capital resources;
●	Our stage of development and material risk related to our business;
●	Our business conditions and projections;
●	The valuation of publicly traded companies in the life sciences and pharmaceuticals sectors, as well as recently completed mergers and acquisitions of peer companies;
●	The lack of marketability of our common stock as a private company;
●	The prices at which we sold shares of our Series A Preferred Stock to outside investors in arms-length transactions;
●	The rights, preferences and privileges of our Series A Preferred Stock relative to those of our common stock;
●	The likelihood of achieving a liquidity event for our securityholders, such as an initial public offering or a sale of our Company, given prevailing market conditions;
●	Trends and developments in our industry; and
●	External market conditions affecting the life sciences and pharmaceutical industry sectors.

As a result of the initial public offering in September 2022, it is not necessary to determine the fair value of our common stock for any fair value measurements subsequent to this date, as our shares are traded in the public market.

During the year ended December 31, 2022, and prior to the closing of our initial public offering, the estimated fair value of our common stock was utilized to:

●	Measure stock compensation expense
●	Estimate the fair value of certain warrants to purchase common stock
●	Estimate the fair value of certain bifurcated derivative features in the Convertible Notes
●	Estimate the deemed dividends recorded related to the extinguishment of the Series A Preferred Stock and the modification of the December 2021 Warrants
●	Measure any final fair value adjustments upon the settlement, exercise or reclassification of certain financial instruments upon our initial public offering

In developing its fair value estimates, we performed certain sensitivity analysis around the estimated fair value of the common stock and how changes in this estimate could impact accounting conclusions. For most of these fair value measurements, we determined that $1.00 to $2.00 changes in the estimated fair value per share would not have material impacts on the measurements or ultimate accounting conclusions or entries.

In performing this sensitivity analysis, we identified two measurements that are the most sensitive to changes in our estimated stock price fair value measurement is the valuation of the Series A Preferred Stock post-extinguishment in April 2022 (upon the modification of terms that was determined to be substantive and represent an extinguishment) and the estimate of the incremental fair value provided to the holders of the December 2021 Warrants upon their modification in April 2022 (to allow the warrants to remain exercisable for same number of shares and at same exercise price as per the contract pre-April 2022 reverse stock split). We estimated that a $1.00 per share increase or decrease in our estimated fair value of common stock could result in an increase or decrease in these measurements of approximately $250,000.

The accounting for both transactions was to reflect the determined amounts as a deemed dividend, which would reduce the net loss attributable to common stockholders and increase the net loss per share available to common stockholders. These measurements are non-recurring fair value measurements in nature and did not impact any other balance sheet accounts or operating or non-operating income.

Fair Value of Warrants to Purchase Common Stock

We have issued warrants to investors in our debt and equity offerings. We have also issued warrants to service providers in relation to our financing offerings.

We evaluate all warrants issued to determine the appropriate classification under ASC 480 and ASC 815 (as well as under ASC 718 for warrants issued as share-based payments). In addition to determining classification, we evaluate these instruments to determine if such instruments meet the definition of a derivative.

For warrants that are determined to be equity-classified, we estimate the fair value at issuance and record the amounts to additional paid in capital (potentially on a relative fair value basis if issued in a basket transaction with other financial instruments). Warrants that are equity-classified are not subsequently remeasured unless modified or required to be reclassified as liabilities. For warrants that are determined to be liability-classified, we estimate the fair value at issuance and each subsequent reporting date, with changes in the fair value reported in the consolidated statements of operations. The classification of all outstanding warrants, including whether such instruments should be recorded as equity, is evaluated at the end of each reporting period.

For warrants issued with ‘vanilla’ or less complex terms, we use the Black Scholes valuation model to estimate fair value. Key inputs to the Black Scholes valuation model include the fair value of our stock, the exercise price and number of warrant shares of the contract, the remaining contractual term, stock price volatility (based on our stock price history as well as an analysis of the historical volatility of the common stock of a group of comparable entities) and a risk-free rate.

For warrants with uncertain or more complex terms (such as variability in the warrant shares or exercise price), we may utilize more complex models to address such provisions. These may include probability-weighted scenario models or Monte Carlo simulation models. Monte Carlo simulation models require the use of simulations that are weighted based on significant unobservable inputs including stock prices, the average volatility of a population set and probabilities assigned. Each simulation is based on the range of inputs in a scenario with the mean of the output on each simulation calculated as an average.

The use of these valuation models requires the input of highly subjective assumptions. Any change to these inputs could produce significantly higher or lower fair value measurements.

Fair Value of Bifurcated Derivative Liabilities and Other Financial Instruments

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

For our derivative financial instruments classified as a liability, the Company will select a valuation model that best aligns with the type of instrument and economic profile of the embedded feature being valued. This may include the use of Monte Carlo or other appropriate valuation models to value the derivative instruments at inception and on subsequent valuation dates. Monte Carlo simulation models require the use of simulations that are weighted based on significant unobservable inputs including the average volatility of a population set and probabilities assigned. Each simulation is based on the range of inputs in a scenario with the mean of the output on each simulation calculated as an average. For other embed features, the Company may utilize a ‘with and without’ income-based valuation approach, designed to compare the fair value of a financial instrument with the embedded feature and the fair value of the financial instrument without the embedded feature, in order to isolate the fair value of the embedded feature, or certain probability-weighted scenario analyses to compare various potential settlement amounts. These complex valuations require the use of key inputs, some of which are based on estimates and judgements by management and/or external consultants, such as the fair value of the Company’s stock price, volatility, estimates of the occurrence or non-occurrence of certain events and estimates of the probability of default or other external impacts.

The use of these valuation models requires the input of highly subjective assumptions. Any change to these inputs could produce significantly higher or lower fair value measurements.

Fair Value of Preferred Stock (upon extinguishment)

During the year ended December 31, 2022, we agreed to modify the terms of the Series A Preferred Stock, resulting in the conclusion that the modification was a substantial change in fair value of the Series A Preferred Stock and that extinguishment accounting should be applied. In order to account for the extinguishment, we estimated the fair value of the Series A Preferred Stock based on the modified terms. The difference between the estimated fair value of the Series A Preferred Stock post-modification and its carrying value was recorded as a deemed dividend adjusting net loss available to common stockholders during the year ended December 31, 2022.

For this fair value measurement, we utilized a model that includes a Monte Carlo simulation to estimate the fair value of the Series A Preferred Stock in an initial public offering or other listing scenario and a discounted cash flow approach to estimate the fair value of the Series A Preferred Stock in a redemption (or non-conversion) scenario. The Monte Carlo simulation includes management inputs around the fair value of our common stock and the estimated initial public offering date. The simulation determines whether the estimated future initial public offering would be a “Qualified IPO”, as defined, or a “Listing” conversion, as these two conversion types represented different economic outcomes. The present value calculation for the redemption (or non-conversion scenario) assumes the future repayment of the Series A Preferred Stock stated value and accrued cumulative dividends, discounted to the date of the modification. The estimated fair values of these scenarios were then applied a probability of each event occurring (probability of initial public offering or redemption/non-conversion). These complex valuations require the use of key inputs, some of which are based on estimates and judgements by management assisted by external consultants, such as the fair value of the Company’s stock price, volatility, estimates of the occurrence or non-occurrence of certain events and estimates of the probability of default or other external impacts.

The use of these valuation models requires the input of highly subjective assumptions. Any change to these inputs could produce significantly higher or lower fair value measurements that could materially impact the financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company,” this item is not required.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders, Board of Directors, and Audit Committee of

Shuttle Pharmaceuticals Holdings, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Shuttle Pharmaceuticals Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Restatement of Previously Issued Financial Statements

As discussed in Note 2 to the financial statements, the 2023 and 2022 financial statements have been restated to correct misstatements.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits.

We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Forvis Mazars, LLP

We have served as the Company’s auditor since 2023.

Atlanta, Georgia

September 3, 2024

Shuttle Pharmaceuticals Holdings, Inc.

Consolidated Balance Sheets

	December 31,	December 31,
	2023	2022
	(as restated)	(as restated)
Assets
Current assets
Cash and cash equivalents	$2,576,416	$8,417,203
Prepaid expenses	114,473	161,148
Marketable securities	2,887,215	—
Accrued interest income	14,901	—
Total current assets	5,593,005	8,578,351

Property and equipment, net of accumulated depreciation of $121,685 and $114,875 respectively	24,827	12,592
Other assets	—	6,480
Operating lease right-of-use asset	333,904	56,122
Total Assets	5,951,736	8,653,545

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued expenses	$282,860	$116,745
Accounts payable and accrued expenses related party	446	12,500
Accrued interest payable	110,453	—
Accrued interest payable - related parties	—	98,135
Notes payable to related parties	—	685,473
Convertible notes payable, net	595,999	—
Operating lease liability	52,479	62,823
Total Current Liabilities	1,042,237	975,676

Convertible notes payable non-current, net	135,089	—
Derivative liabilities	414,512	—
Operating lease liability non-current	304,127	—
Total Liabilities	1,895,965	975,676

Stockholders’ Equity
Series A Convertible Preferred Stock, $0.00001 par value; $1,000 per share liquidation value; 20,000,000 shares authorized; no shares outstanding	—	—
Common stock, $0.00001 par value; 100,000,000 shares authorized; 2,008,689 and 1,700,414 shares issued and outstanding, respectively	20	17
Additional paid in capital, as restated	29,489,055	26,518,433
Accumulated deficit, as restated	(25,433,304)	(18,840,581)
Total Stockholders’ Equity	4,055,771	7,677,869
Total Liabilities and Stockholders’ Equity	$5,951,736	$8,653,545

The accompanying notes are an integral part of these consolidated financial statements.

Shuttle Pharmaceuticals Holdings, Inc.

Consolidated Statements of Operations

	Year Ended December 31,
	2023	2022
		(as restated)
Revenue	$—	—

Operating expenses
Research and development, net of contract expense reimbursements, as restated	3,517,093	1,047,385
General and administrative, as restated	1,046,854	473,714
Legal and professional, as restated	1,328,435	822,727
Total operating expenses, as restated	5,892,382	2,343,826

Net loss from operations	(5,892,382)	(2,343,826)

Other income (expense)
Interest expense - related parties	(6,825)	(52,010)
Interest expense, as restated	(2,484,193)	(428,688)
Interest income	79,117	—
Finance fee, as restated	(104,245)	(189,912)
Change in fair value of derivative liabilities, as restated	2,216,488	(189,000)
Change in fair value of warrant liabilities, as restated	—	(398,675)
Gain on sale of marketable securities	4,970	—
Change in fair value of marketable securities	71,568	—
Loss on settlement of convertible debt, as restated	(477,221)	(1,795,652)
Gain on settlement of accounts payable	—	328,687
Gain on forgiveness of Paycheck Protection Program note payable	—	73,007
Total other expense, as restated	(700,341)	(2,652,243)

Net loss, as restated	(6,592,723)	(4,996,069)

Dividend on Series A Convertible Preferred Stock, as restated	—	(402,064)
Deemed dividend on extinguishment of Series A Convertible Preferred Stock, as restated	—	(439,427)
Deemed dividend on modification of equity-classified warrants, as restated	—	(941,000)
Deemed contribution on conversion of preferred stock and settlement of preferred stock dividends, as restated	—	31,423
Net loss attributable to common stockholders	(6,592,723)	(6,747,137)

Weighted average common shares outstanding - basic and diluted	1,866,275	1,337,742
Net loss per share - basic and diluted	(3.53)	(5.04)

The accompanying notes are an integral part of these consolidated financial statements.

Shuttle Pharmaceuticals Holdings, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2023 (as restated) and 2022 (as restated)

	Series A Preferred Stock		Common Stock		Paid-In	Common Stock to be	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Issued	Deficit	Equity
Balance at December 31, 2021 (as restated)	1,213	$—	1,164,039	$12	$12,063,940	$16,340	$(13,844,512)	$(1,764,220)
Common stock issued for cash upon initial public offering and exercise of warrants, net of issuance costs, as restated	—	—	352,443	4	9,951,352	—	—	9,951,356
Warrants issued for financing costs, as restated	—	—	—	—	14,662	—	—	14,662
Common stock issued for conversion of accrued interest, as restated	—	—	105	—	16,340	(16,340)	—	—
Common stock issued upon conversion of convertible debt and exercise of related warrants, as restated	—	—	36,876	—	1,199,916	—	—	1,199,916
Common stock issued for exercise of warrants with settlement of notes payable, as restated	—	—	66,250	1	2,153,123	—	—	2,153,124
Common stock issued upon exercise of warrants, as restated	—	—	22,535	—	—	—	—	—
Common stock issued for restricted stock units, as restated	—	—	3,500	—	—	—	—	—
Stock-based compensation, as restated	—	—	—	—	237,547	—	—	237,547
Dividends on Series A convertible preferred stock, as restated	—	—	—	—	(402,064)	—	—	(402,064)
Deemed dividend on extinguishment of Series A Preferred Stock	—	—	—	—	—	—	—	—
Deemed dividend on modification of equity-classified warrants	—	—	—	—	—	—	—	—
Deemed contribution on conversion of preferred stock and settlement of preferred stock dividend	—	—	—	—	—	—	—	—
Common shares issued for dividends on and conversion of Series A convertible preferred stock, as restated	(1,213)	—	54,666	—	402,064	—	—	402,064
Reclassification of fair value of warrant liabilities to equity, as restated	—	—	—	—	881,553	—	—	881,553
Net loss, as restated	—	—	—	—	—	—	(4,996,069)	(4,996,069)
Balance at December 31, 2022 (as restated)	—	$—	1,700,414	$17	$26,518,433	$—	$(18,840,581)	$7,677,869

Warrants issued for financing costs, net of issuance fees of $8,727	—	—	—	—	90,816	—	—	90,816
Common stock issued for conversion of accrued interest and principal	—	—	297,625	3	2,697,846	—	—	2,697,849
Common stock issued for restricted stock units	—	—	10,650	—	—	—	—	—
Stock-based compensation	—	—	—	—	181,960	—	—	181,960
Net loss	—	—	—	—	—	—	(6,592,723)	(6,592,723)
Balance at December 31, 2023 (as restated)	—	$—	2,008,689	$20	$29,489,055	$—	$(25,433,304)	$4,055,771

The accompanying notes are an integral part of these consolidated financial statements.

Shuttle Pharmaceuticals Holdings, Inc.

Consolidated Statements of Cash Flows

	Years Ended
	December 31,
	2023	2022
		(as restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,592,723)	$(4,996,069)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6,811	5,972
Change in fair value of derivative liability, as restated	(2,216,488)	189,000
Change in fair value of warrant liabilities, as restated	—	398,675
Amortization of debt discount and finance fees, as restated	2,123,049	377,384
Gain on marketable securities	(4,970)	—
Change in fair value of marketable securities	(71,568)	—
Accrued interest settled with common stock	294,927	—
Loss on settlement of notes payable and convertible notes payable, as restated	477,221	1,795,652
Fair value of freestanding instruments in excess of proceeds, as restated	—	189,912
Gain on settlement on accounts payable	—	(328,687)
Gain on forgiveness of Paycheck Protection Program	—	(73,007)
Stock-based compensation, as restated	181,960	237,547
Changes in operating assets and liabilities:
Accrued interest income	(14,901)	—
Prepaid expenses	46,675	(156,282)
Accounts payable and accrued expenses	166,115	(382,881)
Accounts payable and accrued expenses - related parties	(12,054)	12,500
Accrued interest payable, as restated	110,453	18,378
Accrued interest payable - related parties	(98,135)	51,188
Other assets	6,480	—
Change in operating lease asset and liabilities	16,001	(5,693)
Net cash used in operating activities	(5,581,147)	(2,666,411)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in marketable securities	(2,998,572)	—
Proceeds from disposition of marketable securities	187,895	—
Purchase of equipment	(19,046)	—
Net cash used in investing activities	(2,829,723)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common shares and exercise of warrants, as restated	—	9,995,513
Proceeds from note payable-related party	—	50,000
Repayment of note payable-related party	(685,473)	(50,000)
Proceeds from convertible notes payable, as restated	3,935,000	550,715
Proceeds from notes payable and warrants, as restated	—	50,000
Payment for finance costs related to convertible note payable, as restated	(345,000)	(17,363)
Payment of convertible note payable	(334,444)	—
Net cash provided by financing activities	2,570,083	10,578,865

Net change in cash and cash equivalents	(5,840,787)	7,912,454
Cash and cash equivalents, beginning of period	8,417,203	504,749
Cash and cash equivalents, end of period	$2,576,416	$8,417,203

Cash paid for:
Interest	$164,807	$39,201
Income taxes	$—	$—

Supplemental non-cash financing activities:
Common stock issued for conversion of accrued interest, as restated	$—	$16,340
Common stock issued upon conversion of convertible debt and exercise of related warrants, as restated	$2,697,849	$1,199,916
Common stock issued for exercise of warrants with settlement of notes payable, as restated	$—	$2,153,124
Common shares issued for dividends on and conversion of Series A convertible preferred stock, as restated	$—	$402,064
Warrants issued for financing fees, net of issuance fees of $8,727 and $0, respectively, as restated	$90,816	$14,662
Reclassification of fair value of warrant liabilities to equity, as restated	$—	$881,553
Initial recognition of right of use asset and liability	$365,556	$—

The accompanying notes are an integral part of these consolidated financial statements.

Shuttle Pharmaceuticals Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

Note 1 – Organization and Liquidity

Organization and Line of Business

The Company was formed as Shuttle Pharmaceuticals, LLC, in the State of Maryland on December 18, 2012. On August 12, 2016, the Company filed articles of conversion with the State of Maryland to convert from an LLC to a C corporation, at which time the Company changed its name to Shuttle Pharmaceuticals, Inc. (“Shuttle”). In connection with the conversion the Company issued 5,625,000 shares of common stock in exchange for 100% of the outstanding membership interests in Shuttle prior to conversion. On June 4, 2018, Shuttle completed a reverse merger with Shuttle Pharmaceuticals Holdings, Inc. (then known as Shuttle Pharma Acquisition Corp, Inc.), a Delaware corporation (the “Company”), pursuant to which Shuttle, our operating entity, became a wholly owned subsidiary of the Company.

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

Liquidity and Going Concern

Our consolidated financial statements are prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred losses since inception and has a net loss of approximately $6.6 million and no revenues for the year ended December 31, 2023 and working capital of approximately $4.6 million as of December 31, 2023. In addition, the convertible note payable outstanding at December 31, 2023 includes covenants and certain cash payment requirements. On July 12, 2024, the Company informed the investor of its convertible note that the Company’s expected restatement of its financial statements for the years ended December 31, 2022 and 2023 constituted an event of default under the terms of the convertible note. On August 6, 2024, the Company paid $0.6 million to the investor of the convertible note and received a waiver from the investor related to the default. The funds paid are restricted and will be held as collateral to the balance owed under the convertible note (see Note 12). These conditions, and the Company’s ability to comply with such conditions, raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued.

In January 2023, the Company entered into a securities purchase agreement with an institutional investor through which the Company sold a convertible note with a principal value of $4.3 million, along with a four-year warrant to purchase 127,260 shares of common stock, exercisable at $18.80 per share, providing the Company with approximately $3.6 million in net proceeds. To date, the warrant has not yet been exercised. However, the Company’s existing cash resources, marketable securities and the cash received from the equity offering and convertible note are not expected to provide sufficient funds to carry out the Company’s operations and clinical trials through the next twelve months.

The IPO and subsequent capital raise have supported operations, the manufacture of drug product and FDA approval of the IND for the Phase II clinical trial of Ropidoxuridine and radiation therapy in glioblastoma. The FDA recommended and the company agreed to an expansion of the clinical trial, necessitating additional capital to complete the trial, as well as fund ongoing operations. As a result, management had initiated a $4.5 million rights offering and submitted an application for a SBIR grant for non-dilutive funding for pre-clinical project through the NIH. The Company is also currently pursuing other financing. The ability of the Company to continue as a going concern is dependent upon its ability to successfully raise additional equity or debt financing to allow it to fund ongoing operations, conduct clinical trials and bring a drug candidate to commercialization to generate revenues.

The accompanying consolidated financial statements do not include any adjustments to reflect the future effects on the recoverability and classification of assets or the amounts and classification of liabilities if the Company is unable to continue as a going concern.

Reverse Stock Split

On August 13, 2024, in order to meet Nasdaq’s minimum bid price requirement of $1.00 per share (the “Minimum Bid Price Requirement”), the Company effectuated a 1-for-8 reverse stock split of its issued and outstanding common stock, rounding up to account for any fractional shares (the “Reverse Stock Split”). The Reverse Stock Split had no effect on the Company’s authorized shares of common stock or preferred stock. Following the reverse stock split on August 13, 2024, the Company had a total of 2,111,235 shares issued and outstanding (or 2,008,689 on a post-split basis as of December 31, 2023). The Reverse Stock Split also resulted in an adjustment to the consolidated balance sheets for the years ended December 31, 2023, December 31, 2022 and December 31, 2021 with an increase to additional paid in capital of $141, $119 and $81, respectively, and an offsetting adjustment to the carrying value of common stock. All share, option, warrant and per share amounts (except our authorized outstanding) have been retroactively restated in these financial statements and related disclosures. The effect of the Reverse Stock Split has been included in Note 2 in the “As Reported” and in Note 11 in the “As Reported” amounts for additional paid in capital.

Note 2 – Restatement of Previously Issued Financial Statements

As previously disclosed in the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2024, filed with the Securities and Exchange Commission (“SEC”) on May 13, 2024, following the entry of a cease-and-desist order by the SEC against our former auditor, B.F. Borgers CPA PC (“BF Borgers”), we commenced the re-audit (the “Re-audit”) of our consolidated financial statements for the year ended December 31, 2022, which had been audited by BF Borgers. Since that time and as a result of the Re-audit, and as initially disclosed on Form 8-K dated July 10, 2024, the Company and the Audit Committee have concluded and informed our current auditor, Forvis Mazars, LLP, that our audited consolidated financial statements for the year ended December 31, 2022 (the “2022 Financial Statements”), our audited consolidated financial statements for the year ended December 31, 2023 (the “2023 Financial Statements”), and the quarterly periods included in the Company’s Annual Report for the year ended December 31, 2023, and the quarterly report for the period ended March 31, 2024 require restatement and are not reliable.

The accounting errors impacting our 2022 Financial Statements include:

Stock Compensation

●	Application of the incorrect grant date fair values in determining the value of certain equity awards granted during the years ended December 31, 2019 and 2020;
●	Miscalculation of the pattern of recognition of stock-based compensation over the requisite service periods for certain equity awards granted during the years ended December 31, 2019 and 2020;

Series A Convertible Preferred Stock

●	Utilization of incorrect inputs to the fair value estimates for the warrant obligation related to the Series A Convertible Preferred Stock; incorrectly recording the reclassification of the warrant obligation upon issuance as a gain and not as a reclassification to stockholders’ equity;
●	Recording of accrued dividends on the Series A Convertible Preferred Stock as a liability prior to the dividends being declared;
●	Failure to recognize the accounting impact for the amendment to the terms of the Series A Convertible Preferred Stock in April 2022, which the Company subsequently concluded should have been recognized as an extinguishment;
●	Failure to recognize deemed contribution related to the settlement of the Series A Convertible Preferred Stock and accrued dividends;

Notes Payable

●	Misidentification of certain debt and equity issuance costs and incorrect association with certain of the Company’s financings during the years ended December 31, 2022 and 2021;
●	Application of the incorrect amortization period and pattern of recognition for debt discounts recorded in relation to the Company’s debt financings during the years ended December 31, 2022 and 2021;
●	Incorrect recognition of bifurcated derivative liabilities, as well as incorrect initial and subsequent fair value measurements, in relation to the December 2021 Notes, 2022 Convertible Notes and August 2022 Notes;
●	Misclassification of certain warrants issued with debt transactions during the year ended December 31, 2022;
●	Failure to recognize certain liability-classified warrants issued in exchange for services provided related to the Company’s financing activities during the year ended December 31, 2022;
●	Incorrect application of extinguishment or conversion models in accounting for certain debt instruments upon their settlement; and

Initial Public Offering

●	Incorrect identification of deferred issuance costs incurred in relation to the initial public offering; Incorrect identification and classification of issuance costs incurred in relation to the initial public offering.

In addition to the restatement of the consolidated financial statements, the Company has also restated the following notes to reflect the errors described above:

●	Note 2 - Summary of Significant Accounting Policies (now Note 3)
●	Note 5 – Notes Payable-Related Party
●	Note 6 – Convertible Notes (now labeled Notes Payable)
●	Note 7 – Stockholders’ Equity
●	Note 8 – Derivative Liabilities
●	Note 10 – Income Taxes

The impact of the errors described above also impact the Company’s Annual Report on Form 10-K for the years ended December 31, 2023 and December 31, 2022 within additional paid in capital and accumulated deficit, resulting in the preparation and filing of this Annual Report on Form 10-K/A.

Consolidated Balance Sheet as of December 31, 2023	As Reported	Adjustment	As Restated
Additional paid in capital	19,543,363	9,945,692	29,489,055
Accumulated deficit	(15,487,612)	(9,945,692)	(25,433,304)

Additionally, the Company has provided Note 11 – Quarterly Financial Data (unaudited and restated) to present the impact of the above restatements on the unaudited quarterly financial information for the period ended September 30, 2023.

The Company’s prior and updated accounting for the errors described above do not have any effect on the Company’s previously reported cash or cash flows.

The following tables summarize the effect of the restatement on each financial statement line item as of the dates indicated:

Consolidated Balance Sheet as of December 31, 2022	As Reported	Adjustment		As Restated
Additional paid in capital	16,572,741	9,945,692	(1)	26,518,433
Accumulated deficit	(8,894,889)	(9,945,692	)(2)	(18,840,581)

(1)	Adjustments include corrections for stock compensation errors (increase of $7,843,052); recognition of Series A Preferred Stock accrued dividends (decrease of $402,064); correction of issuance cost recognition related to financing transactions (decrease of $174,082); corrections to the Company’s initial classification and recognition of warrants issued in financing transactions (decrease of $416,266), reclassifications of warrants from liability to equity (increase of $881,554); correction in the application of extinguishment accounting upon settlement of debt instruments (increase of $2,213,498).
(2)	Adjustments include corrections for stock compensation errors (increase of $8,009,461); adjustment of the estimated Series A Preferred Stock warrant obligation fair value (increase of $240,930); reversal of accrued Series A Preferred Stock dividends (decrease of $402,064); recognition of bifurcated derivatives and recording of loss at issuance (increase of $296,151); correction of issuance cost recognition related to financing transactions (decrease of $166,407); and the aggregate adjustments to 2022 net loss as detailed below (increase of $1,967,621).

Consolidated Statement of Operations for the year ended December 31, 2022	As Reported	Adjustment	As Restated
Research and development, net of contract expense reimbursements	$1,148,712	$(101,327)	$1,047,385
General and administrative	538,796	(65,082)	473,714
Legal and professional	866,770	(44,043)	822,727
Net loss from operations	(2,554,278)	210,452	(2,343,826)
Interest expenses	(917,879)	489,191	(428,688)
Financing fee	—	(189,912)	(189,912)
Change in fair value of derivative liabilities	—	(189,000)	(189,000)
Change in fair value of warrant liabilities	94,025	(492,700)	(398,675)
Loss on extinguishment of debt	—	(1,795,652)	(1,795,652)
Net loss	(3,028,448)	(1,967,621)	(4,996,069)
Dividend on Series A Preferred Stock	(71,009)	(331,055)	(402,064)
Deemed dividend on extinguishment of Series A Preferred Stock	—	(439,427)	(439,427)
Deemed dividend on modification of equity-classified warrants, as restated	—	(941,000)	(941,000)
Deemed contribution on conversion of preferred stock and settlement of preferred stock dividends, as restated	—	31,423	31,423
Net loss attributable to common stockholders	(3,099,457)	(3,647,680)	(6,747,137)
Net loss per shares - basic and diluted	$(2.32)	$(2.72)	$(5.04)

Consolidated Statement of Stockholders’ Equity as of December 31, 2022	As Reported	Adjustment	As Restated
Common stock issued for cash upon initial public offering and exercise of warrants, net of issuance costs	$—	$9,951,356	$9,951,356
Common stock issued for cash	10,008,095	(10,008,095)	—
Warrants exercised for cash	14,098	(14,098)	—
Warrants issued for financing costs	412,241	(397,579)	14,662
Common stock issued for conversion of accrued interest	588,524	(588,524)	—
Common stock issued upon conversion of convertible debt and exercise of related warrants	—	1,199,916	1,199,916
Common stock issued for exercise of warrants with settlement of notes payable	576,476	1,576,648	2,153,124
Stock-based compensation	403,956	(166,409)	237,547
Dividends on Series A preferred stock	(71,009)	(331,055)	(402,064)
Common shares issued for dividends on and conversion of Series A preferred stock	402,068	(4)	402,064
Reclassification of fair value of warrant liability to equity upon initial public offering	—	881,553	881,553
Net loss	(3,028,448)	(1,967,621)	(4,996,069)

Consolidated Statement of Cash Flows for the year ended December 31, 2022	As Reported	Adjustment	As Restated
Net loss	$(3,028,448)	$(1,967,621)	$(4,996,069)
Change in fair value of derivative liabilities	—	189,000	189,000
Change in fair value of warrant liabilities	(94,025)	492,700	398,675
Amortization of debt discount and finance fees	885,505	(508,121)	377,384
Loss on settlement of convertible debt	—	1,795,652	1,795,652
Fair value of freestanding instruments in excess of proceeds	—	189,912	189,912
Gain on interest relief on conversion of notes payable	12,625	(12,625)	-
Stock-based compensation	403,956	(166,409)	237,547
Accrued interest payable	(13,177)	31,555	18,378
Net cash used in operating activities	(2,710,454)	44,043	(2,666,411)

Proceeds from issuance of common shares and warrants	10,022,193	(26,680)	9,995,513
Proceeds from convertible notes payable	600,715	(50,000)	550,715
Proceeds from notes payable and warrants	—	50,000	50,000
Payment for finance costs related to convertible notes payable	—	(17,363)	(17,363)
Net cash provided by financing activities	10,622,908	(44,043)	10,578,865

Supplemental non-cash financing activities:
Common stock issued upon conversion of convertible debt	$588,524	$611,392	$1,199,916
Common stock issued for exercise of warrants with settlement of notes payable	$576,476	$1,576,648	$2,153,124
Common shares issued for dividends on and conversion of Series A preferred stock	$402,068	$(4)	$402,064
Warrants issued for financing fees, net of issuance fees of $8,727 and $0, respectively	$412,241	$(397,579)	$14,662
Reclassification of fair value of warrant liability to equity upon initial public offering	$—	$881,553	$881,553

Consolidated Balance Sheet as of December 31, 2021	As Reported	Adjustment		As Restated
Additional paid in capital	4,150,948	7,912,992	(1)	12,063,940
Accumulated Deficit	(5,795,432)	(8,049,080	)(2)	(13,844,512)

(1)	Adjustments include adjustment to the carrying value of notes payable, including recognition of day 1 loss (decrease of $7,351); identification of costs to be recorded against Series A Preferred Stock carrying value (decrease of 89,118); and stock compensation adjustments (increase of $8,009,461).
(2)	Adjustments include reversal of dividend liability recorded (decrease of $331,059); identification of deferred IPO costs (decrease of ($55,182); identification of costs to be recorded against Series A Preferred Stock carrying value (decrease of 89,118); adjustment to the estimated fair value of warrant liability (increase of $240,930); adjustment to the carrying value of notes payable, including recognition of day 1 loss (increase of $274,048); and stock compensation adjustments (increase of $8,009,461).

Note 3 – Summary of Significant Accounting Policies

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

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions. The Company bases its estimates and assumptions on current facts, historical experience, and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected. Significant estimates are contained in the accompanying consolidated financial statements for the recognition of research and development expenses, valuation of warrants and valuation of bifurcated derivative liabilities and other financial instruments.

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

As of December 31, 2023, the marketable securities held by the Company, which are classified as trading marketable securities, consisted of an outstanding balance of $2,887,215. During the year ended December 31, 2023, the Company recognized interest income of $52,855, realized gains of $4,970, and unrealized gains of $71,568. The were no marketable securities as of December 31, 2022.

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

Set out below are the Company’s financial instruments that are required to be remeasured at fair value on a recurring basis and their fair value hierarchy as of December 31, 2023:

December 31, 2023	Level 1	Level 2	Level 3	Carrying Value
Assets
Marketable Securities:
United States Treasury Bonds	$2,887,215	$—	$—	$2,887,215
Total Assets	$2,887,215	$—	$—	$2,887,215
Liabilities
Derivative Liability - Warrants	$—	$—	$410,660	$410,660
Derivative Liability - Accelerated feature	—	—	3,852	3,852
Total Liabilities	$—	$—	$414,512	$414,512

During the year ended December 31, 2022, the Company had non-derivative warrant liabilities that were measured at fair value on a recurring basis. Each of these fair value measurements was considered to be a Level 3 measurement by the Company as they used significant unobservable inputs, such as the Company’s pre-IPO stock price, probability of event occurrence and other management estimates. The key inputs for each of these warrant liabilities were as follows:

Warrant Liability – Series A Preferred Stock Obligation	December 31, 2021	Reclassification Date
Estimated fair value of Company’s stock	$40.00	$32.50
Exercise price (based on estimated IPO or Listing terms at issuance)	$40.00 - $166.56	$32.00
Number of warrants (based on estimated Series A Preferred Stock conversion shares upon IPO or Listing at issuance)	12,135 - 33,681 shares	42,101 shares
Annualized volatility	86.3%	82.5%
Risk-free interest rate	1.08%	3.44%
Estimated IPO date	9/30/2022	—
Estimated Term	3.75 years	3.00 years
Probability of IPO or Listing Occurring	90%	—
Probability of IPO as “Qualified IPO”	33%	—
Probability of IPO as “Listing”	67%	—
Estimated fair value	$334,955	$756,723

Warrant Liability – August 2022 Warrants	Issuance Dates	Reclassification/Settlement Date
Estimated fair value of Company’s stock	$32.00	$32.50
Exercise price	$20.00	$20.00
Number of warrants	6,250	6,250
Remaining term	5.0 years	4.9 years
Volatility	80.0%	82.5%
Risk-free interest rate	2.7%	3.3%
Estimated fair value	$146,624	$151,726

Warrant Liability – Boustead Placement Agent Warrants	Issuance Dates	Reclassification Date
Estimated fair value of Company’s stock	$32.00	$32.50
Exercise price (based on estimated Convertible Note conversion terms at issuance)	$16.00	$16.00
Number of warrants (based on estimated Convertible Note conversion terms at issuance)	3,688	2,581
Remaining term	5.0 years	4.4 – 4.5 years
Volatility	86.1%	82.5%
Risk-free interest rate	1.8% - 2.0%	3.4%
Estimated fair value	$92,336	$64,140

A rollforward of these warrant liabilities for the year ended December 31, 2022 is as follows:

Warrant Liability – Series A Preferred Stock Obligation
Balance, December 31, 2021 (as restated)	334,955
Issued	-
Exercised (settled)	-
Loss on change in fair value	421,768
Reclassifications to stockholders’ equity	(756,723)
Balance, December 31, 2022	—

Warrant Liability – August 2022 Warrants
Balance, December 31, 2021 (as restated)	-
Issued	146,624
Exercised (settled)	(91,036)
Loss on change in fair value	5,102
Reclassifications to stockholders’ equity	(60,690)
Balance, December 31, 2022	—

Warrant Liability – Boustead Placement Agent Warrants
Balance, December 31, 2021 (as restated)	-
Issued	92,336
Exercised (settled)	-
Gain on change in fair value	(28,196)
Reclassification to stockholders’ equity	(64,140)
Balance, December 31, 2022	—

Refer to Note 7 for additional background on the reclassification of warrant liabilities to equity. See Note 8 for additional disclosures related to the fair value of the Company’s derivative liabilities.

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

For our derivative financial instruments, the Company utilizes the most appropriate valuation model (such as Monte Carlo simulations or probability-weighted expected return models, based on the nature of the terms of the instrument) to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the consolidated balance sheet sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within twelve (12) months of the balance sheet date.

Convertible Notes

The Company evaluates its convertible notes for embedded features and bifurcates these features (such as conversion options and redemption options) from their host instruments and accounts for them as free standing derivative financial instruments if certain criteria are met. The criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument.

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. Finally, the Company determines if the warrants meet the definition of a derivative based on their contractual terms. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and at each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the consolidated statements of operations. The Company also evaluates if changes in contractual terms or other considerations would result in the reclassification of outstanding warrants from liabilities to stockholders’ equity (or vice versa).

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

Research and Development Expenses

Research and development expenses are charged to expense as incurred. Research and development expenses include, but are not limited to, product development, clinical and regulatory expenses, payroll and other personnel expenses, which include a certain portion of our chief executive officer, chief operating officer, chief financial officer and directors’ compensation. For the year ended December 31, 2023 and 2022, a portion of personnel-related expenses and stock-based compensation expense for these individuals totaling $0.8 million and $0.5 million, respectively, was included within research and development due to their active involvement in the research and development activities, materials, supplies, related subcontract expenses, and consulting costs.

Regarding the accounting treatment for reimbursements, GAAP provides limited guidance on the accounting for government grants received by for-profit companies. In accordance with ASC Topic 832, Government Assistance, as adopted January 1, 2022, we disclose certain types of government assistance received in the notes to the consolidated financial statements that includes: a) the nature of the transaction including the nature of the assistance being given, b) the accounting policies being used to account for the transaction and c) other provisions of relevance, where required. Depending on the type of grant or contract, we understand there is more than one acceptable alternative for the accounting treatment – a reduction of costs, a deferred credit to be amortized, revenue or other income. The Company has concluded that reimbursements received for R&D expenses incurred, are more akin to a reduction of costs and applies reimbursements against incurred research costs. For the years ended December 31, 2023 and 2022, we recorded $3.5 million and $1.0 million in Research and development, net of contract expense reimbursements, respectively.

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

Segment Information

Operating segments are defined as components of an enterprise about which separate and discrete information is available for evaluation by the chief operating decision-maker (“CODM”) in deciding how to allocate resources and assess performance. The Company and the Company’s CODM, the Company’s chief executive officer, evaluates the Company’s operations and manages its business as a single operating segment. All of the Company’s long-lived assets are held in the United States.

Net Loss Per Common Stock

Net loss per share of common stock requires presentation of basic earnings per common share on the face of the statements of operations for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic earnings per share computation. In the accompanying consolidated financial statements, basic loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share is computed by dividing net income attributable to common stockholders by the weighted average number of shares of common stock outstanding and potentially dilutive shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through convertible securities, contingent share arrangements, stock options and warrants unless the result would be antidilutive.

The dilutive effect of restricted stock units and other stock-based payment awards subject to vesting and common stock warrants is calculated using the “treasury stock method,” which assumes that the “proceeds” from the exercise of these instruments are used to purchase common shares at the average market price for the period. The dilutive effect of convertible securities is calculated using the “if-converted method.” Under the if-converted method, securities are assumed to be converted at the beginning of the period, and the resulting shares of common stock are included in the denominator of the diluted calculation for the entire period being presented.

For the years ended December 31, 2023 and 2022, the following common stock equivalents were excluded from the computation of diluted net loss per share as the result of the computation was anti-dilutive.

	December 31,	December 31,
	2023	2022
		(as restated)
Convertible notes (Note 6)	119,939	—
Warrants (Note 7)	184,000	47,831
Restricted stock units (Note 7)	24,731	2,966
	328,670	50,797

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

Note 4 - Leases

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

The following summarizes the right-of use asset and lease information for the Company’s operating leases:

	Years Ended
	December 31,
	2023	2022

Operating lease cost	112,022	70,175
Variable lease cost	24,222	—
Sublease income	(7,819)	(7,070)
Total lease cost	128,425	63,105

Other information
Operating cash flows from operating leases	95,641	76,248
Right-of-use assets obtained in exchange for new operating lease liabilities	365,556	—

Weighted-average remaining lease term - operating leases (year)	4.67	0.80
Weighted-average discount rate - operating leases	10.48%	10%

Future non-cancelable minimum lease payments under the operating lease liability as of December 31, 2023, are as follows:

Years ended December 31,
2024	$91,502
2025	94,247
2026	97,074
2027	99,986
2028	68,235
Total future minimum lease payments	451,044
Less: imputed interest	(94,438)
Present value of payments	$356,606

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

The Company accounted for these loan extensions during the year ended December 31, 2022, as a troubled debt restructuring as the Company was experiencing financial difficulties and the extensions represented a concession by the lenders. As the future undiscounted cash flows of these related party notes exceeded their carrying value, no gain or loss was recognized upon the extensions.

As of June 30, 2023 principal payments of $685,473 and interest of $104,968 were paid. As of December 31, 2023, there were no outstanding principal or interest balances for these related party notes.

On August 1, 2022, in conjunction with a private placement of notes and warrants (as detailed in Note 6 below), in exchange for a $50,000 payment upon subscription, the Company issued a convertible note to the spouse of an officer of the Company in the amount of $50,000 (principal) with an interest rate of 6% per annum, and warrants to purchase 2,500 shares of common stock. The loan was fully repaid, including $822 of accrued interest, in September of 2022.

Note 6 - Notes Payable

Alto Opportunity Master Fund, SPC

On January 11, 2023, the Company entered into a securities purchase agreement (the “SPA”) with Alto Opportunity Master Fund, SPC – Segregated Master Portfolio B, a Cayman entity (the “Investor”), pursuant to which the Company sold to the Investor a $4,300,000 convertible note (the “Alto Convertible Note”) and warrant (the “Alto Warrant”) to purchase 127,260 shares of common stock, exercisable at $18.80 per share, in exchange for gross proceeds of $3,935,000 (the “Investment Amount”) (See Note 7). The Company determined that the Alto Warrant contains a net cash settlement feature at inception and categorized the Alto Warrant as a liability in the accompanying consolidated financial statements. The Alto Convertible Note matures on March 11, 2025, but may be extended at the option of the noteholder. The Alto Convertible Note amortizes on a monthly basis and the Company can make such monthly amortization payments in cash or, subject to certain equity conditions, in registered shares of common stock or a combination thereof. Installments may be deferred by the noteholder, resulting in a variable interest rate. However, the effective interest rate is approximately 346% based on the internal rate of return calculated on a series of cash flows that occur at regular intervals. For equity repayment, the Alto Convertible Note is convertible into shares of common stock at a price per share equal to the lower of (i) $18.80, (ii) 90% of the three lowest daily VWAPs of the 15 trading days prior to the payment date, or (iii) 90% of the VWAP of the trading day prior to payment date. The noteholder may convert at any time at a fixed price of $18.80 per share. The noteholder has an acceleration of installment amount conversion option (the “Alto Acceleration Option”), whereby the noteholder, with certain share percentage limitations, can convert to common stock any outstanding installment amount at an amount equal to the installment amount plus five times (5x) the installment amount at any time. The Company has determined the Alto Acceleration Option is an embedded derivative within the host instrument and has bifurcated it from the host instrument and recorded it as a derivative liability valued at $1,442,000, using a Monte Carlo simulation model (Note 8). The Convertible Note is repayable over 26 months and bears interest at the rate of 5% per annum. Additionally, the note contains certain redemption options and “Make Whole” provisions.

In conjunction with entry into the SPA, the Company entered into a series of related agreements, including a security agreement (the “Security Agreement”), an intellectual property security agreement (the “IP Security Agreement”) and a subsidiary guaranty (the “Subsidiary Guaranty”). The security agreements and guaranty allow, among other things, for the Investor to have a security interest in and place a lien on all of the Company’s assets and intellectual property until such time as the Alto Convertible Note is paid off. In addition, the SPA called for the Company to enter into a springing deposit account control agreement (the “Springing DACA”), which, in the event the Company defaults on its repayment of the Alto Convertible Note, would allow the Investor to assume control of the Company’s bank account only with regard to any funds remaining outstanding under the Alto Convertible Note. As such, in conjunction with entry into the SPA, the Company established a separate bank account in which it deposited the Investment Amount and pursuant to which the Company, the Investor and the bank holding the Investment Amount, First Republic Bank, entered into the Springing DACA agreement. As the Investment Amount had been held at First Republic Bank, in light of certain banking crises then affecting smaller banks, on March 12, 2023, the Company and the Investor moved the Investment Amount from First Republic Bank, after which time the Springing DACA was no longer in effect. Further, pursuant to amendments to the SPA entered into in May and June of 2023, the Company and the Investor agreed that all of the Investment Amount would be released to the Company and the relevant provision of the SPA which required the Springing DACA would no longer be deemed applicable. In addition, the Company granted the Investor the option to purchase up to an additional $10 million in convertible notes and warrants on substantially the same terms as the Alto Convertible Note and Alto Warrant, excluding the Springing DACA requirement, with such option to be effective through December 31, 2025. The agreement offers the investor an opportunity to participate in future capital raises at substantially similar terms as the January 11, 2023 agreement. The Company expects that such subsequent convertible notes and warrants would be issued on substantially similar terms as the January 11, 2023 initial agreement, as amended, thus providing the Company the opportunity to negotiate certain aspects of the agreement.

Boustead Securities, LLC (“Boustead”) served as a placement agent for the Alto Convertible Note and Warrant offering and received $345,000 cash compensation and a warrant to purchase 8,909 shares of common stock, exercisable at $18.80 per share. The Boustead warrant was determined to be an equity instrument valued on a non-recurring basis. The Company used the Black Scholes valuation model using a term of five years, volatility of 110%, a risk-free rate of 3.53% for a value of $99,543.

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

During the year ended December 31, 2023, the Company recorded interest expense of $2,484,193, which included amortization of debt discount as interest expense of $2,123,049. During the year ended December 31, 2023, the Company settled $1,925,700 of principal and settled $294,927 of accrued interest, which settlements were made in the form of 297,625 shares of common stock during the year ended December 31, 2023.

As of December 31, 2023, the outstanding principal for the convertible note was $2,254,856 and the debt discount remaining was $1,523,768, with a net convertible note carrying value of $731,088, which represents the current and non-current portions of the convertible note as of December 31, 2023.

Subsequent to December 31, 2023, the Company and the Investor agreed to certain changes in terms of the Alto Convertible Note as well as the waiver of certain covenant violations. See Subsequent Events for further details.

Paycheck Protection Program Term Notes

On March 9, 2021, the Company obtained a $73,007 term note issued under the Coronavirus Aid, Relief, and Economic Security Act’s Paycheck Protection Program (the “PPP”). The note bore an interest rate of 1% per annum, had a six-month deferral period with payments due on the seventh month, with all outstanding principal and interest due and payable within two years from the note’s inception date. Under its terms, all or a portion of the note may be forgiven in accordance with PPP requirements, with no more than 25% of the amount forgiven to be attributable to non-payroll costs. As of December 31, 2021, a “Loan Forgiveness Application” was submitted to PNC Bank along with the requested documentation. Thereafter, during the quarter ended March 31, 2022, the note liability was reduced in its entirety and the Company recognized a gain on forgiveness of $73,007 in its statement of operations for the year ended December 31, 2022. (as restated)

December 2021 Promissory Notes

On December 28, 2021, the Company issued promissory note units, consisting of an aggregate $500,000 in 10% unsecured promissory notes with a maturity date of December 28, 2022 (the “December 2021 Promissory Notes”) and warrants to purchase 62,500 shares of common stock exercisable at $8.00 per share with an expiration date of December 28, 2026. The Company received net proceeds of $494,925 upon the issuance of these promissory note units and incurred $21,890 in additional issuance costs which were allocated between the December 2021 Promissory Notes and the warrants. The Company assessed the embedded features of the December 2021 Promissory Notes and determined that the accelerated repayment upon an initial public offering represented a derivative feature requiring bifurcation. The Company estimated the fair value of the derivative to be $367,000 at issuance (see Note 8 for fair value considerations).

The Company determined that the warrants issued with the December 2021 Promissory Notes should be classified as equity. The Company measured the fair value of these warrants using a Black-Scholes model and allocated fair value to these warrants on a relative fair value basis. The proceeds from the December 2021 Promissory Notes allocated to the warrants at issuance was $418,449. The inputs to the Black-Scholes model included an estimated fair value of the Company’s common stock of $40.00, the exercise price of $8.00 per share, a five year term, 86.3% volatility and a risk free rate of 1.27%.

The discount on the December 2021 Promissory Notes was being amortized using the straight-line method as the initial proceeds received were fully allocated to the warrants and bifurcated derivative, through the maturity date of the notes. The Company recognized amortization expense of $331,978 related to the discount on the December 2021 Promissory Notes as interest expense in its statement of operations for the year ended December 31, 2022.

In April 2022, the warrants were modified by the Company to nullify the effect of the April 2022 reverse stock split, allowing the warrant to remain outstanding and exercisable for 62,500 shares of common stock at an exercise price of $8.00 per share. The Company calculated the incremental fair value provided to the holders of the warrants due to the modification as $941,000, which was recorded as a deemed dividend during the year ended December 31, 2022. The incremental fair value was estimated using a Black-Scholes model, with inputs including the estimated fair value of the Company’s common stock of $32.00, the exercise price of either $16.00 (pre-modification) or $8.00 (post-modification), a remaining term of 4.75 years, volatility of 83.6% and a risk free rate of 2.55%.

In September 2022, the warrants were exercised by the lenders in exchange for tendering the outstanding principal balance ($500,000) on the December 2021 Promissory Notes. The Company treated the settlement as a debt extinguishment for accounting purposes. The Company recognized a loss on extinguishment of $1,531,852 upon this settlement and issuance of the 62,500 shares of common stock upon exercise, based on the difference between the estimated fair value of the common stock issued ($2,031,250) and the carrying value of the December 2021 Promissory Notes. The Company paid all accrued interest under the December 2021 Promissory Notes from issuance through settlement to the lenders in cash during the year ended December 31, 2022.

2022 Convertible Bridge Notes

On February 8, 2022 and March 11, 2022, the Company sold $365,000 and $225,000, respectively, in 6% convertible notes (the “2022 Convertible Notes”), which bore 6% interest (which would be waived upon a conversion event), were repayable on December 31, 2024, and were convertible upon the completion of the Company’s initial public offering or other liquidity event at 50% of the per share price paid by investors in such an event. In addition, if the 2022 Convertible Notes were not converted during the period 12 months after their initial issuance, the outstanding principal amount of the 2022 Convertible Notes would be increased by 10%. The Company received net proceeds of $525,715 from the 2022 Convertible Notes, after deducting a total of $64,285 in fees paid to Boustead Securities LLC for services provided as placement agent for the offering. Boustead also received warrants in connection with the issuances with a total estimated fair value of $92,336 (see discussion below) and the Company incurred $17,363 in additional costs which were recorded as debt issuance costs upon issuance of the 2022 Convertible Notes.

The Company assessed the embedded features of the 2022 Convertible Notes and determined that the automatic conversion feature with a 50% discount to per share price paid (a share-settled redemption feature) and the 10% principal increase feature were not clearly and closely related to the debt host instrument and met the definition of a derivative and as such, required bifurcation from the 2022 Convertible Notes. The Company estimated the fair value at issuance of these features to be $221,000 and recorded as a discount to the 2022 Convertible Notes (see Note 8 for fair value considerations). Of the total $173,984 of issuance costs incurred related to the 2022 Convertible Notes, the Company allocated $108,858 of the debt issuance costs to the 2022 Convertible Notes (as a discount) and $65,126 allocated to the derivative liability and expensed as a component of the finance fee (as restated) in the statement of operations. The discount on the 2022 Convertible Notes was amortized under the effective interest method through the maturity dates of the notes. The Company recognized amortization expense of $37,745 related to the discount on the 2022 Convertible Notes as interest expense in its statement of operations for the year ended December 31, 2022.

For services provided in the offering, Boustead Securities LLC also received warrants to purchase 10% of the shares of common stock issuable upon conversion of the 2022 Convertible Notes, at the conversion price of the notes. Upon conversion, the warrant became exercisable for a total of 2,582 shares of common stock at an exercise price of $16.00 per share. These warrants were accounted for under ASC 718 and classified as liabilities due to the fact that the conversion of the 2022 Convertible Notes would impact their fair value. The fair value at issuance of the warrants was estimated as $92,336 using a Black-Scholes model, with inputs that included an estimated fair value of the Company’s common stock of $32.00, an exercise price of $16.00 per share (based on the estimated conversion terms), a five year term, 86.1% volatility and a risk free rate of 1.81% to 1.96%.

During the year ended December 31, 2022, the 2022 Convertible Notes were automatically converted into the securities issued by the Company to the investors in the initial public offering, at a discounted price of $32.00 per unit. Consistent with the investors in the initial public offering, the 2022 Convertible Note holders received 18,438 shares of common stock and warrants to purchase 18,438 shares of common stock with an exercise price of $0.08 per share. The warrants issued to the 2022 Convertible Note holders were immediately exercised. Pursuant to the automatic exercise of the share-settled redemption feature, the Company accounted for the conversion as an extinguishment of debt. The Company recognized the issuance of the shares of common stock and warrants at their estimated fair value, and recorded a loss on extinguishment of $310,621 based on the difference between the estimated fair value ($1,198,438) and the net carrying amount of the 2022 Convertible Notes (including the carrying value of the bifurcated derivative liabilities, which were adjusted to then fair value upon settlement). The accrued cash interest was waived upon conversion and was included as a component of the loss on extinguishment.

August 2022 Notes

On August 1, 2022, the Company issued promissory note units, consisting of an aggregate $50,000 in 10% promissory notes with a maturity date of July 31, 2023 (the “August 2022 Promissory Notes”) and warrants to purchase 2,500 shares of common stock exercisable at a price of the lesser of $20.00 per share or 50% of the per share price paid in the Company’s initial public offering. In addition, the Company issued convertible note units, consisting of an aggregate of $75,000 in 6% convertible notes with a maturity date of December 31, 2024 (the “August 2022 Convertible Notes”, and collectively, the “August 2022 Notes”) and warrants to purchase 3,750 shares of common stock exercisable at a price of the lesser of $20.00 per share or 50% of the per share price paid in the Company’s initial public offering. The Company received net proceeds of $50,000 upon the issuance of the August 2022 Promissory Notes, $25,000 upon the issuance of the August 2022 Convertible Notes (non-related party) and $50,000 upon the issuance of the August 2022 Convertible Notes issued to a related party (as detailed in Note 5 above).

The Company assessed the embedded features of the August 2022 Promissory Notes and determined that the accelerated repayment upon an initial public offering represented a derivative feature requiring bifurcation. The Company estimated the fair value of the derivative to be $45,000 at issuance (see Note 8 for fair value considerations). The Company assessed the embedded features of the August 2022 Convertible Notes and determined that the automatic conversion feature with a 50% discount to per share price paid (a share-settled redemption feature) and the 10% principal increase feature were not clearly and closely related to the debt host instrument and met the definition of a derivative and as such, required bifurcation from the August 2022 Convertible Notes. The Company estimated the fair value at issuance of these features to be $31,000 and recorded as a discount to the August 2022 Convertible Notes (see Note 8 for fair value considerations).

The Company determined that the warrants issued with the August 2022 Notes should be classified as liabilities under ASC 815, as the settlement amount could vary based on the occurrence of the initial public offering. The Company measured the fair value of these warrants using a Black-Scholes model with inputs that included an estimated fair value of the Company’s common stock of $32.00, an exercise price of $20.00 per share, a five-year term, 80.0% volatility and a risk free rate of 2.66%, and recognized them at their full fair value of $146,624.

The fair value of these warrants, the fair value of the bifurcated derivative liabilities and the other debt issuance costs incurred (totaling $27,162, including the fair value of the Boustead warrants described below), exceeded the proceeds received and as such, the Company recorded a loss at issuance of $124,786, in finance fee (as restated) in the statement of operations. The discount on the August 2022 Notes was being amortized under the straight-line method, as the initial carrying value was $0, through the maturity date of the respective notes. The Company recognized amortization expense of $7,661 related to the discount on the August 2022 Notes as interest expense in its statement of operations for the year ended December 31, 2022.

Boustead Securities LLC acted as placement agent for the August 2022 Notes and received warrants to purchase 625 shares of common stock at an exercise price of $20.00 per share. The fair value of the warrants was estimated as $14,662 using a Black-Scholes model with inputs that included an estimated fair value of the Company’s common stock of $32.00, an exercise price of $20.00 per share, a five-year term, 80.0% volatility and a risk free rate of 2.66%, and recorded by the Company in stockholders’ equity at issuance.

During the year ended December 31, 2022, the lender under the August 2022 Promissory Notes and one lender under the August 2022 Convertible Notes exercised warrants to purchase 3,750 shares of common stock in exchange for tendering their outstanding principal balance ($75,000) on their respective notes. As the warrants being exercised were classified as liabilities, the Company accounted for the settlement as an extinguishment of debt. The Company recognized the issuance of the 3,750 shares of common stock at their estimated fair value ($121,875), and recorded a gain on extinguishment of $44,614 based on the difference between the estimated fair value and the net carrying amount of the tendered August 2022 Notes. The remaining $50,000 outstanding under the August 2022 Convertible Notes (and owed to the related party) was fully repaid in cash during the year ended December 31, 2022 (see Note 5), resulting in the recognition of a gain on extinguishment of $2,206 based on the difference between the repayment in cash and the net carrying amount of the notes.

Note 7 - Stockholders’ Equity

Common Stock

During the year ended December 31, 2023, the Company issued:

●	297,625 shares of common stock to settle $1,925,700 of principal and $294,927 of interest on a Convertible Note and incurred $477,221 of loss on settlement.
●	10,650 shares of common stock issued for vesting of restricted stock units.

During the year ended December 31, 2022, the Company issued:

●	105 shares of common stock for conversion of $16,340 of accrued interest.
●	3,500 shares of common stock upon vesting of restricted stock units.
●	352,443 shares of common stock upon completion of the Company’s initial public offering (including the exercise of the underwriter’s overallotment option), and the immediate exercise of warrants issued as part of the IPO Units, for net proceeds of $9,951,356.
●	42,113 shares of common stock upon the automatic conversion of preferred shares and 12,553 shares of common stock to settle cumulative dividends on the preferred shares totaling $402,064.
●

A total of 36,876 shares of common stock issued to the lenders upon conversion of the 2022 Convertible Notes, including 18,438 shares of common stock issued upon the conversion of the 2022 Convertible Notes into units with an estimated fair value of $1,198,438 at settlement, and 18,438 shares of common stock upon the exercise of the common stock warrants, for total proceeds of $1,475.

●

A total of 66,250 shares of common stock upon the exercise of warrants and settlement of the December 2021 Notes and certain August 2022 Notes . Includes 62,500 shares of common stock issued upon the exercise and settlement of the December 2021 Notes with an estimated fair value of $2,031,249 and 3,750 shares of common stock issued upon the exercise and settlement of certain August 2022 Notes with an estimated fair value of $121,875.

●	22,535 shares of common stock upon the cashless exercise of warrants issued to Boustead Securities LLC for placement agent and underwriter services provided to the Company

Series A Preferred Shares

The Series A Preferred Stock, in accordance with its terms, is automatically convertible into a number of shares of the Company’s common stock upon the closing of the sale of shares of common stock to the public in a qualified offering (at a 10% discount to the initial public offering price, as set forth in the Series A certificate of designation) or upon listing of the Company’s common stock on a national securities exchange at a fixed price. The Series A Preferred Stock, while outstanding, accrued cumulative dividends at a rate of 8.5% per annum. In addition, the Series A Preferred Stock is callable by the Company, at a price equal to the stated value of the Series A Preferred Stock ($1,000 per share), plus accrued and unpaid cumulative dividends.

In April 2022, the Company and holders of the Series A Preferred Stock agreed to modifications of the Series A certificate of designation which changed the definition of a “Qualified IPO” by lowering the minimum required proceeds to $10,000,000 and removing the minimum per share IPO price, and changed the conversion price upon the listing of the Company’s common stock from $99.92 per share to $40.00 per share. The Company determined that these changes represented a substantial change in the terms of the Series A Preferred Stock and accounted for the changes as an extinguishment. The Company recognized the excess of the post-amendment fair value of the Series A Preferred Stock over its carrying value as a deemed dividend of $439,427, which increases net loss attributable to common stockholders during the year ended December 31, 2022.

During the year ended December 31, 2022 and upon completion of its initial public offering, the Company converted 1,213 shares of Series A Preferred Stock into 42,113 shares of common stock, based on a conversion price of 90% of the per share IPO price of $32.00 per share, resulting in a discounted conversion price of $28.80 per share. Based on the nature of the settlement (as the exercise of a share-settled redemption feature) the Company recognized a deemed contribution of $31,423 during the year ended December 31, 2022.

During the year ended December 31, 2022, the Company accrued $71,009 for the 8.5% cumulative dividends on the Series A Preferred stock, and as of the date of conversion of the Series A Preferred Stock, the total cumulative dividends accrued were equal to $402,064. Upon the conversion of the Series A Preferred Stock, the cumulative dividends were also converted into 12,553 shares of the Company’s common stock.

As of December 31, 2023 and 2022, the Company had no shares of Series A Preferred Stock outstanding.

Warrants

The Series A Preferred Stock sold in the Company’s 2018 and 2019 private placement offerings included warrants to be issued upon the earlier of a closing of the sale of shares of common stock to the public or upon a listing of the Company’s common stock. The warrants will be exercisable for a period of three years after the date of issuance at an exercise price contingent on the terms of the public offering. The initial form of the warrants were expected to include contingent call features based on the terms of the public offering. As originally drafted, if an initial public offering occurs at a price at or above $111.04, then the warrants are callable if the 20-day VWAP of the common stock in at or above 150% of the variable exercise price. In the scenario where the common stock is listed with a common stock issuance price below $111.04, then the warrants are callable if the 20-day VWAP of the common stock is at or above the $166.56 exercise price. Upon the issuance of the warrants in September 2022, the contingent call features were not included in the agreements. Given the variability in the number of warrants and exercise price, the detachable warrants contained terms and features that gave rise to liability classification.

In April 2022, the Company modified the terms of the Series A Preferred Stock as discussed above. These modifications impacted the potential terms of these contingently issuable warrants (potential warrant shares and exercise price). The impact of this modification was reflected in the fair value of the warrant obligation recorded during the interim periods within the year ended December 31, 2022. Upon completion of our initial public offering, the Series A Preferred Stock was converted, and warrants were issued in relation to the conversion, with each warrant then exercisable at the equivalent of the per share initial public offering price. In total, the Company issued warrants to purchase 42,113 shares of common stock, at an exercise price of $32.00 per share in settlement of this warrant obligation. In addition, upon the issuance of these warrants, the Company reassessed the classification accounting and concluded that the issued warrants met the requirements for classification in stockholders’ equity. The Company reclassified the then fair value of these warrants, totaling $756,723, to additional paid in capital in stockholders’ equity.

The warrant liability related to the Series A Preferred Stock was $0 as of December 31, 2022. For the period ended December 31, 2022 (prior to reclassification), the change in fair value of warrant obligation liability was a loss of $421,768.

Warrants Issued to Boustead as Placement Agent or Underwriter

For services provided in relation to the 2022 Convertible Notes and August 2022 Notes offerings, Boustead received warrants to purchase 10% of the shares of common stock issuable upon conversion of the 2022 Convertible Notes, at the conversion price of the notes. Upon conversion, the warrant became exercisable for a total of 2,582 shares of common stock at an exercise price of $16.00 per share. These warrants were accounted for under ASC 718 and classified as liabilities due to the fact that the conversion of the 2022 Convertible Notes would impact their fair value. These warrants were exercised on a cashless basis in September 2022. The Company reclassified the then fair value of the warrants of $64,140 at the initial public offering to equity, with the estimated fair value based on a Black-Scholes model, with inputs that included an estimated fair value of the Company’s common stock of $32.50, an exercise price of $16.00 per share, a remaining term of 4.5 years, 82.5% volatility and a risk free rate of 3.43%.

Boustead acted as placement agent for the August 2022 Notes and received warrants to purchase 625 shares of common stock at an exercise price of $20.00 per share. These warrants were classified in equity and exercised on a cashless basis in September 2022.

Boustead additionally received a warrant to purchase 21,453 shares of common stock at an exercise price of $97.52 per share upon the closing of the IPO. These warrants were classified in equity and exercised on a cashless basis in September 2022. Upon the closing of the overallotment option to the IPO, Boustead received an additional warrant to purchase 3,218 shares of common stock at an exercise price of $97.52 per share. The Company determined that these warrants should be classified in equity. The fair value of the warrant issued at the closing of the IPO was estimated to be $426,752 using a Black-Scholes model, with inputs that included an estimated fair value of the Company’s common stock of $32.50, an exercise price of $97.52 per share, a five-year term, 101.8% volatility and a risk free rate of 3.27%. The fair value of the warrant issued at the closing of the overallotment option was estimated to be $111,296 using a Black-Scholes model, with inputs that included an estimated fair value of the Company’s common stock of $50.88, an exercise price of $97.52 per share, a five-year term, 101.4% volatility and a risk free rate of 3.74%. The fair value of these warrants was recorded to additional paid in capital and represented an issuance cost of the initial public offering (recorded as a deduction to additional paid in capital). These warrants remain outstanding as of December 31, 2023.

Alto Opportunity Master Fund, SPC

In connection with the January 2023 Alto Convertible Note, Boustead was granted warrants to purchase 8,909 shares of common stock, at an exercise price of $18.80 per share (Note 6). In addition, Alto was granted warrants to purchase 127,260 shares of common stock, at an exercise price of $18.80 per share (Note 6, 8).

A summary of activity regarding all warrants issued for the year ended December 31, 2023 and 2022 were as follows:

	Number of	Weighted Average	Weighted Average
	Warrants	Exercise Price	Life (years)
	(as restated)	(as restated)	(as restated)
Outstanding, December 31, 2021	62,500	$8.00	4.99
Granted(1)	270,910	14.57	4.68
Exercised(2)	(285,579)	9.58	—
Outstanding, December 31, 2022	47,831	35.77	2.78
Granted - Boustead	8,909	18.80	5.00
Granted - Ayrton	127,260	18.80	4.00
Outstanding, December 31, 2023	184,000	23.21	2.77

(1)	Granted warrants include those granted on the issuance of the August 2022 Promissory Notes (3,750 warrants); Notes Payable – Related Parties (2,500 warrants); upon conversion of the Series A Preferred Shares (42,114 warrants); automatic conversion of the 2022 Convertible Notes (18,447 warrants); issued during the IPO, including overallotment option (176,222 warrants) and issued to Boustead Securities LLC (27,877 warrants).
(2)	Exercised warrants include the exercise of the warrants issued with the December 2021 Notes (62,500 warrants); the exercise of the warrants issued with the August 2022 Notes (3,750 warrants); the exercise of the warrants issued upon conversion of the Convertible Notes (18,447 warrants); and the exercise of the warrants issued during the IPO, including overallotment option (176,222 warrants), and warrants exercised on a cashless basis (24,660 warrants).

The intrinsic value of the warrants as of December 31, 2023 is $0. All of the outstanding warrants are exercisable as of December 31, 2023.

Equity Incentive Plan

Our 2018 Equity Incentive Plan (the “2018 Plan”) provides for equity incentives to be granted to our employees, executive officers, directors and key advisers and consultants. Equity incentive grants may be made in the form of stock options with an exercise price of not less than the fair market value of the underlying shares as determined pursuant to the 2018 Equity Incentive Plan, restricted stock awards, other stock-based awards, or any combination of the foregoing. The 2018 Equity Incentive Plan is administered by the Company’s compensation committee. We have reserved 3,000,000 shares of our common stock for issuance under the 2018 Equity Incentive Plan. As of December 31, 2023, 84,779 shares have been granted under the 2018 Equity Incentive Plan, of which 60,048 shares have vested.

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

During the years ended December 31, 2023 and 2022, pursuant to agreements with directors, officers and consultants, 32,415 and 4,449 RSUs with a value of $352,400 and $100,000 were granted, respectively. Compensation expense for the vesting RSUs were as follows:

	Year ended December 31,
	2023	2022
		(as restated)
Recognized in general and administrative expense	$115,000	$105,582
Recognized in research and development expense	66,960	131,965
Total	$181,960	$237,547

As of December 31, 2023 and 2022, there was $231,550 and $61,111, respectively, of unrecognized stock-based compensation expense related to unvested RSUs, which is expected to be recognized over a weighted-average period of 1.06 years and 1.83 years, respectively.

A summary of activity regarding the Restricted Stock Units issued follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding, December 31, 2021 (as restated)	2,017	$185.60
Granted	4,449	22.48
Vested (as restated)	(3,500)	116.48
Outstanding, December 31, 2022 (as restated)	2,966	$22.48
Granted	32,415	10.88
Vested (as restated)	(10,650)	12.00
Outstanding, December 31, 2023	24,731	$11.76

Note 8 – Derivative Liabilities

Fair Value Assumptions Used in Accounting for Derivative Liabilities

ASC 815 requires us to assess the fair market value of derivative liabilities at the end of each reporting period and recognize any change in the fair market value as other income or expense.

Alto Opportunity Master Fund, SPC

In January 2023, in connection with the Alto Convertible Note, the Company issued warrants to purchase 127,260 shares of common stock, with an exercise price of $18.80 per share, valued at inception at $1,189,000 and as of December 31, 2023, at $410,660. The Company determined our derivative liabilities from the warrants issued in relation to the Alto Convertible Note do not satisfy the classification as equity instruments due to the existence of a certain net cash settlement provision that is not within the sole control of the Company. In addition, there are certain down round provisions that could reduce the exercise price if the Company issues securities at lower prices in the future.

The Company determined our derivative liability from the noteholder’s Acceleration Option for the Alto Convertible Note is not clearly and closely related to the host and should be thus accounted for as a bifurcated derivative liability.

We classified these derivative liabilities as a Level 3 fair value measurement and used the Monte Carlo pricing model to calculate the fair value as of January 11, 2023, and for each reporting period. Key inputs for the simulation are summarized below. The Monte Carlo simulation uses an implied VWAP for each valuation date. The implied VWAP was backsolved by setting the summation of the parts (e.g., derivatives and debt without derivatives) equal to the cash proceeds. The simulation was then iterated and manipulated to solve for the implied share price, which was approximately $12.64 per share (or an approximate 14% discount to the quoted market VWAP on January 11, 2023). Additionally, the Company estimates probability for various specific scenarios impacting the warrant valuation.

The range of key inputs for the Monte Carlo simulation for the year ended December 31, 2023, were as follows:

Net cash settlement and down round key valuation inputs – Alto Warrants*
Annualized volatility	77.51% - 92.33%
Risk-free interest rate	4.01% - 5.23%
Quoted VWAP*	$4.72
Exercise price	$18.80
Probability assessment	5% - 25%
Illiquidity discount	(17)%
Time period (years)	0.53 - 3.03
Estimated fair value (issuance)	$1,189,000
Estimated fair value (December 31, 2023)	$410,660

*	Based on a Monte Carlo simulation analysis of 50,000 iterations

Alto Acceleration Option key valuation inputs*
Annualized volatility	34.23% - 59.15%
Risk-free interest rate	4.68% - 5.60%
Quoted VWAP*	$4.72
Illiquidity discount	(17)%
Time period (years)	0 - 1.2
Estimated fair value (issuance)	$1,442,000
Estimated fair value (December 31, 2023)	$3,852

*	Based on a Monte Carlo simulation analysis of 50,000 iterations

December 2021 Notes

In connection with the issuance of the December 2021 Notes, the Company identified an accelerated repayment upon IPO feature that required bifurcation. We classified this derivative liability as a Level 3 fair value measurement and used a probability weighted scenario model to estimate the fair value of the derivative just prior to the settlement of the December 2021 Notes. Key inputs for this valuation model are summarized below.

December 2021 Notes derivative key valuation inputs	Issuance Date	Settlement Date
Amount due upon acceleration	$533,699	$533,973
Carrying value of December 2021 Notes at measurement date	$—	337,398
IPO date	8/31/2022	9/2/2022
Probability of IPO acceleration	90%	100%
Probability of maturity	10%	—%
Time period to maturity (years)	1.00 years	0.32 years
Discount rate	50.0%	50.0%
Estimated fair value	$367,000	162,000

2022 Convertible Bridge Notes

In connection with the issuance of the 2022 Convertible Notes in February and March 2022, the Company identified certain embedded features that required bifurcation as a combined derivative liability, including the share-settled redemption of the 2022 Convertible Notes at a 50% discount and the automatic increase in principal of 10% if conversion does not occur within 12 months.

We classified this derivative liability as a Level 3 fair value measurement and used the a with and without probability weighted scenario model to estimate the fair value as of each issuance date of the 2022 Convertible Notes, as well as just prior to their settlement upon the initial public offering. Key inputs for this valuation model are summarized below.

2022 Convertible Notes derivative key valuation inputs*	Issuance Dates	Settlement Date
Annualized volatility	75.0% - 82.0%	—
Risk-free interest rate	0.6% - 1.2%	—
Exercise price (implied)	$45.52 - $85.92	—
Estimated IPO date	8/31/2022	9/2/2022
Probability of default	50%	—%
Probability of IPO or Alternative Liquidity Event	45%	100%
Probability of Maturity	5%	—%
Time period (years)	0.47 - 1.00 years	0.00 years
Estimated fair value	$221,000	$571,000

August 2022 Notes

In connection with the issuance of the August 2022 Promissory Note, the Company identified an accelerated repayment upon IPO feature that required bifurcation. We classified this derivative liability as a Level 3 fair value measurement and used a probability weighted scenario model to estimate the fair value of the derivative just prior to the settlement of the August 2022 Promissory Notes. Key inputs for this valuation model are summarized below.

August 2022 Promissory Notes derivative key valuation inputs	Issuance Dates	Settlement Date
Amount due upon acceleration (estimated at issuance)	$50,411	$50,438
Carrying value of August 2022 Promissory Notes at measurement date	$0	$4,521
IPO date	8/31/2022	9/2/2022
Probability of IPO acceleration	90%	100%
Probability of maturity	10%	—%
Time period to maturity (years)	1.00 years	0.91 years
Discount rate	16.03%	18.81%
Estimated fair value	$45,000	$45,000

In connection with the issuance of the August 2022 Convertible Notes, the Company identified certain embedded features that required bifurcation as a combined derivative liability, including the share-settled redemption of the 2022 Convertible Notes at a 50% discount and the automatic increase in principal of 10% if conversion does not occur within 12 months. Key inputs for this valuation model are summarized below:

2022 Convertible Notes derivative key valuation inputs*	Issuance Dates	Settlement Date
Estimated IPO date	8/31/2022	9/2/2022
Probability of default	50%	—%
Probability of IPO or Alternative Liquidity Event	45%	100%
Probability of Maturity	5%	—%
Time period (years)	1.00 years	0.00 years
Estimated fair value	$31,000	$75,000

The following table summarizes the changes in the derivative liabilities:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Alto Warrants	Alto Acceleration Option
Balance - December 31, 2021	$—	$—
Addition of new derivative	—
Loss on change in fair value	—	—
Settlements	—
Balance - December 31, 2022	—	—
Addition of new derivatives	1,189,000	1,442,000
Gain on change in fair value	(778,340)	(1,438,148)
Balance - December 31, 2023	$410,660	$3,852

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	December 2021 Notes Derivative	August 2022 Notes Derivative	2022 Convertible Notes Derivative
Balance - December 31, 2021	$367,000	—	—
Addition of new derivative	—	76,000	221,000
Loss (gain) on change in fair value	(205,000)	44,000	350,000
Settlements	(162,000)	(120,000)	(571,000)
Balance - December 31, 2022	—	—	—
Addition of new derivatives	—	—	—
Gain on change in fair value	—	—	—
Balance - December 31, 2023	—	$—	$—

Note 9 – Related Party Transactions

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

Note 10 – Income Taxes

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

The reconciliation of income tax benefit at the U.S. statutory rate of 21% to the Company’s tax expense is as follows:

	December 31,	December 31
	2023	2022 (as restated)
Federal tax benefit at statutory rate	$(1,384,472)	$(1,049,174)
State income taxes, net of federal tax effect	(452,682)	(351,022)
Rate change	(5,710)	(409)
R & D tax credits	(240,000)	(69,461)
Return to provision adjustments	286,015	201,235
Permanent differences
Derivative Debt Discount Amortization	562,568	—
Change in FMV of Warrant Liability	(617,655)	217,926
Loss on convertible note conversion	132,984	503,249
Other	126,012	169,946
Change in valuation allowance	1,535,466	377,709
Shortfall of stock compensation expense	40,674	—
Other adjustments	16,800	1
Income tax expense	$—	$—

The principal components of deferred tax assets consist of the following:

	December 31,	December 31,
	2023	2022 (as restated)
Deferred tax asset:
Net operating loss carryforwards	$1,727,566	$751,844
Fixed assets	—	804
Intangibles (includes Section 174 capitalization)	1,197,938	405,172
R&D tax credits	423,915	200,715
Equity based compensation	1,251	11,626
Interest & other accrued expenses	72,140	29,336
Lease asset/(liability)	6,326	1,889
Total	$3,429,136	$1,401,386

	December 31,	December 31,
Deferred tax liabilities:	2023	2022 (as restated)
Change in fair market value of securities	$(19,943)	$—
Prepaid expenses	(30,544)	(46,718)
State income tax deferred	—	(60,196)
Fixed assets	(2,746)	—
Total	$(53,233)	$(106,914)

Total deferred tax asset	$3,375,903	$1,294,472
Less: valuation allowance	(3,375,903)	(1,294,472)
Net deferred tax asset	$—	$—

A reconciliation of the U.S. federal income tax rate to the Company’s effective tax rate is as follows:

	December 31,	December 31,
	2023	2022
Federal income tax benefit at statutory rate	21.0%	21.0%
State income tax benefit, net of federal tax effect	6.9%	7.0%
Change in tax rate	0.1%	—%
R&D tax credits	3.6%	1.4%
Return to provision adjustments	(4.3)%	(4.0)%
Permanent differences
Derivative Debt Discount Amortization	(8.6)%	—%
Change in FMV of Warrant Liability	9.4%	(4.3)%
Loss on convertible note conversion	(2.0)%	(10.1)%
Other	(1.9)%	(3.4)%
Change in valuation allowance	(23.2)%	(7.6)%
Shortfall of stock compensation expense	(0.6)%	—%
Other adjustments	(0.4)%	—%
Total income tax expense	—%	—%

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

NOLs created prior to 2018 could be carried back two years and carried forward 20 years. As amended by the Tax Cuts and Jobs Act of 2017 (TCJA), NOLs created after 2017 can no longer be carried back and are instead carried forward indefinitely. The Company has $139,813 and $238,380 of federal NOL carryforwards from 2016 and 2017, respectively, which begin to expire in 2036. The Company has an additional $6.0 million and $5.9 million of federal and state NOLs created after 2017, respectively, which can be carried forward indefinitely. The NOLs can be used to offset future income limited to the lesser of the NOL or 80% of the year’s taxable income.

As of December 31, 2023, the Company has $360,715 of federal Research and Development (R&D) tax credits. These can be carried forward 20 years to offset future federal income tax. These begin to expire in 2037. Additionally, the Company has $80,000 of state R&D tax credits which can be carried forward seven years. These begin to expire in 2030.

Note 11 – Quarterly Financial Data (Unaudited and Restated)

The Company is providing restated quarterly unaudited consolidated financial information as of September 30, 2023 in the table below. See Note 2, Restatement of Previously Issued Consolidated Financial Statements, for further background concerning the events preceding the restatement of financial information in this Comprehensive Form 10-K/A.

The restated consolidated balance sheet line items for the third fiscal quarter of 2023 are as follows:

	As Reported	Adjustments	Restated
	September 30, 2023	September 30, 2023	September 30, 2023
Additional paid in capital (1)	19,456,841	9,945,692	29,402,533
Accumulated deficit	(13,847,112)	(9,945,692)	(23,792,804)

(1)	The Reverse Stock Split (Note 1) also resulted in an adjustment to the condensed consolidated balance sheet for the period ended September 30, 2023 with an increase to additional paid in capital of $140 and an offsetting adjustment to the carrying value of common stock.

The adjustments did not have an effect on the consolidated statement of operations or cash flows for the three fiscal quarters of 2023.

The Company has included its restated quarterly unaudited consolidated financial information for the interim periods ended March 31, 2023 and June 30, 2023 within Form 10-Q/A for the period ended March 31, 2024 and Form 10-Q for the period ended June 30, 2024, respectively, filed concurrent with this Form 10-K/A.

Note 12 – Subsequent Events

Management evaluated all additional events subsequent to the balance sheet date through the date the consolidated financial statements were issued and determined that the following items are required to be disclosed.

Restatement of Previously Issued Financial Statements

See Note 2.

Nasdaq Bid Price Requirement Extension Granted until August 26, 2024

On August 31, 2023, after the Company’s common stock had traded below $1.00 per share for 30 consecutive trading days, the Company received notice from the Nasdaq Stock Market LLC (“Nasdaq”) that it was not in compliance with Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Requirement”). In accordance with Nasdaq Rules, the Company was provided with an initial period of 180 calendar days, or until February 27, 2024, to regain compliance with the Bid Price Requirement. On February 19, 2024, the Company submitted a plan of compliance to Nasdaq seeking an additional 180-day grace period to regain compliance with the Bid Price Requirement. On February 29, 2024, the Company received formal approval from Nasdaq granting it an additional 180 days, or until August 26, 2024, to regain compliance – whether organically through market forces or by effectuating a reverse stock split, should such action be required. On August 6, 2024, the Company filed a certificate of amendment to its certificate of incorporation, effective August 13, 2024, to effectuate a one-for-eight reverse stock split of its issued and outstanding common stock, rounding up to account for any fractional shares (the “Reverse Stock Split”). The Reverse Stock Split had no effect on the Company’s authorized shares of common stock or preferred stock. Following the reverse stock split on August 13, 2024, the Company had a total of 2,111,235 shares issued and outstanding (or 2,008,689 on a post-split basis as of December 31, 2024) and trades under the new CUSIP number 925693302. All common stock share, option, warrant and per share amounts (except our authorized but unissued shares) have been retroactively restated in these consolidated financial statements and related disclosures. Following the Reverse Stock Split, on August 27, 2024, the Company received a written notice from Nasdaq informing the Company that it has regained compliance with the Bid Price Requirement for continued listing on the Nasdaq Capital Market.

FDA Approval to Proceed with Phase II study of Ropidoxuridine (IPdR)

On January 8, 2024, Shuttle Pharmaceuticals Holdings, Inc., a Delaware corporation (the “Company”), issued a press release announcing that the Company had received the “Safe to Proceed” letter from the U.S. Food and Drug Administration for the Company’s investigational new drug (IND) application for its Phase II study of Ropidoxuridine (IPdR) as a radiation sensitizing agent during radiotherapy in patients with newly diagnosed IDH-wildtype glioblastoma with unmethylated MGMT promoter. Receipt of the letter allows Shuttle to commence the Phase II study and, as a result, the Company is currently finalizing site enrollment with “first patient, first dose” expected in the coming months. The Phase II clinical trial was also approved by the Institutional Review Board “IRB” on June 21, 2024.

On August 8, 2024, the Company entered into a work order (the “Work Order”) with Theradex Systems, Inc., a New Jersey contract research organization (“CRO”) for purposes of supporting the Company’s Phase II Study of Ropidoxuridine as a Radiation Sensitizing Agent During Radiotherapy in Patients with Newly Diagnosed IDH-Wildtype Glioblastoma with Unmethylated MGMT Promotor.” As such, Shuttle Pharma is now in the process of signing up six clinical sites where the clinical studies will be performed – two of which have completed initial site initiation visits and one of which is ready to enroll patients – and where the CRO will oversee such studies.

Under the terms of the Work Order, the CRO will oversee the studies for a period of 53 months (the “Term”), including overseeing and monitoring the regulatory aspects of the Phase II clinical trial, and managing the documentation surrounding the clinical trial in exchange for a fee of approximately $2.3 million, payable in stages and based upon services performed during the Term of the study.

Rights Offering

Effective February 7, 2024, the Company and its wholly-owned subsidiary, Shuttle Diagnostics, Inc., entered into a securities purchase agreement (the “Purchase Agreement”) with SRO, LLC, a Nevada limited liability company, pursuant to which SRO LLC agreed to commit to purchasing from the Company $2,250,000 of units from the Company, with each Unit consisting of (i) one share of SHPH common stock, (ii) a warrant to purchase one share of SHPH common stock exercisable at a purchase price of $18.80 per share, and (iii) a percentage of equity interest in Diagnostics such that, assuming the sale of all $2,250,000 of Units, SRO LLC will own a 22% interest in Diagnostics. Pursuant to the terms of the Purchase Agreement, the Units will be sold at a per Unit price equal to 90% of the VWAP of SHPH common stock for the five trading days immediately preceding closing. The parties entered into the Purchase Agreement in anticipation of the Company commencing a rights offering (the “Rights Offering”) pursuant to which the Company intends to offer a total of $4,500,000 Units to existing stockholders, which includes the $2,250,000 Units being sold to SRO LLC, an entity which is owned by Keith Moore, CEO of Boustead Securities, LLC (“BSL”).

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

Restricted Stock Awarded to Chief Financial Officer

On March 8, 2024, the Company’s then CFO was awarded 12,500 restricted stock units (“RSUs”), with a value of $41,840, with such RSUs vesting in full as of the date of issuance. Each RSU represents the right to receive one share of SHPH common stock.

On June 13, 2024, the Company’s newly appointed CFO was awarded 28,455 restricted stock units (“RSUs”), with a value of $100,000, with such RSUs vesting annually in three equal installments following the date of issuance. Each RSU represents the right to receive one share of SHPH common stock.

Alto Opportunity Master Fund, SPC

On July 12, 2024, the Company informed the Investor in the Alto Convertible Note that the Company’s expected restatement of its consolidated financial statements for the years ended December 31, 2022 and 2023 constituted an event of default under the terms of the Alto Convertible Note. On August 6, 2024, the Company paid $600,000 to the Investor, which funds will be held as collateral to the balance owed under the Alto Convertible Note, and received a waiver from the Investor related to the default.

Alliance Global Partners

On July 30, 2024, the Company engaged A.G. P./Alliance Global Partners (“AGP”) to serve as exclusive underwriter, placement agent or advisor in any public or private offering or financing (as defined, the “Offering”) of up to $10 million.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On March 21, 2023, the Company’s audit committee selected Forvis Mazars, LLP (the “New Accountant”) to serve as the Company’s independent registered public accounting firm for the review of its Quarterly Reports on Form 10-Q and Annual Report on Form 10-K for the year ending December 31, 2023. As a result, the audit committee determined that BF Borgers CPA PC (the “Former Accountant”) would no longer serve as the Company’s independent registered public accounting firm, effective as of March 21, 2023.

On March 22, 2023, the Company filed a Current Report on Form 8-K (the “Original Form 8-K”) with the SEC disclosing the changes in its certifying accountant.

As disclosed in the Original Form 8-K, the Former Accountant’s audit report on our financial statements for the years ended December 31, 2021 and 2022 contained no adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles, except that the audit report on the financial statements of the Company for the year ended December 31, 2021 contained an uncertainty about the Company’s ability to continue as a going concern (the “Going Concern Opinion”). The Former Auditor’s Going Concern Opinion was resolved following the Company’s completion of its approximately $11.4 million initial public offering in September 2022 and subsequent $4.0 million private placement in January 2023.

When the Former Accountant was engaged through its dismissal in March 2023, for the years ended December 31, 2022 and 2021 and through the date of the Original Form 8-K, the Company had no “disagreements” (as defined in Regulation S-K, Item 304(a)(1)(iv) and the related instructions) with the Former Accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to the satisfaction of the Former Accountant would have caused them to make reference thereto in their reports on the financial statements for such periods.

There were no reportable events for the years ended December 31, 2022 or 2021 and through the date of the Original Form 8-K, there were no reportable events as defined in item 304(a)(1)(v) of Regulation S-K.

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

On March 21, 2023, the Company provided the Former Accountant with the disclosures contained in the Form 8-K disclosing the dismissal of the Former Accountant and requested in writing that the Former Accountant furnish the Company with a letter addressed to the SEC stating whether or not they agree with such disclosures. The Former Accountant’s response was filed as Exhibit 16.1 to the Original Form 8-K.

On May 3, 2024, the SEC entered a cease-and-desist order against our Former Accountant, which resulted in the re-audit (the “Re-audit”) of our financial statements for the year ended December 31, 2022, which had been audited by our Former Accountant. Since that time and as a result of the Re-audit, as of July 10, 2024, the Company and the audit committee of our board of directors, in consultation with our current auditor, Forvis Mazars LLP, concluded that our audited financial statements for the year ended December 31, 2022, our audited financial statements for the year ended December 31, 2023 and the quarterly periods included in the Company’s 2023 Form 10-K, and the Quarterly Report on Form 10-Q for the period ended March 31, 2024 require restatement and are not reliable. We reported this determination in our Form 8-K filed on July 16, 2024.

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

As of December 31, 2023, our management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Such evaluation was carried out under the supervision of our Chief Executive Officer with the participation of our President and Chief Operating Officer, our Chief Financial Officer, and our third party financial service provider. Based on this evaluation, management concluded that our disclosure controls and procedures were, and continues to be, ineffective as of December 31, 2023. Based on the foregoing, our management concluded that our internal controls over the following financial reporting areas to be material weaknesses:

●	Our written accounting policies and documentation of management’s contemplation of the accounting treatment and implications over significant unusual transactions, including complex accounting associated with debt and equity transactions, was limited and resulted in ineffective monitoring of financial reporting. These were contributing factors which lead to untimely filings.
●	Due to our size and stage of development, segregation of all conflicting duties may not always be possible and may not be economically feasible. During the year, we lacked sufficient review procedures and segregation of duties such that a proper review had not been performed by someone other than preparer, including manual journal entries, and that process documentation is lacking for review and monitoring controls over financial statements close process and financial reporting. These were contributing factors which lead to untimely filings.
●	As a result of the Company’s evolution since the date of our initial formation, when we were focused on NIH SBIR research contracts with related costing allocation allowances until when we completed our IPO and continued our development process, management has lacked a formal process to identify and properly classify operating expenses as Research and Development (“R&D”).
●	We identified findings related to overall information technology general controls (“ITGCs”) including issues with access and segregation of duties for systems supporting the Company’s internal control processes and controls.
●	Our accounting policies and oversight regarding certain technical aspects of financial reporting for stock-based compensation transactions, particularly relating to grant date valuations and expense attribution, was also limited and resulted in the incorrect recording of related compensation expense and related disclosures.

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

Management’s Remediation Measures

The aforementioned material weaknesses were identified in 2023 and the ineffective monitoring of financial reporting weakness resulted in the Company needing to restate its 2023 and 2022 financial statements. While the Company has improved its organizational capabilities, the Company’s remediation efforts will continue to take place. Management is committed to maintaining a strong internal control environment. In response to the identified material weaknesses in the overall control environment, management is currently implementing additional measures which include:

●	Hired a new Chief Financial Officer (“CFO”) during the second quarter of 2024 to bolster the Company’s internal technical accounting and financial reporting experience and provide bandwidth for the prior CFO to focus on the Company’s expanding clinical trial.
●	Engaged a third-party consulting firm to assist with the preparation of SEC reporting and other technical accounting matters.

The Company will continue to review and improve its internal controls over financial reporting to address the underlying causes of the material weaknesses and control deficiencies. Such material weaknesses and control deficiencies will not be fully remediated until the Company has concluded that its internal controls are operating effectively for a sufficient period of time.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

MANAGEMENT

Our directors and executive officers and their respective ages and titles are as follows:

Name	Age	Position(s) and Office(s) Held

Anatoly Dritschilo, M.D.	79	Chairman of the board of directors and Chief Executive Officer
Timothy J. Lorber	66	Chief Financial Officer*
Michael Vander Hoek	64	VP for Operations and Regulatory, former Chief Financial Officer*
Peter Dritschilo	54	President and Chief Operating Officer
Mira Jung, Ph.D.	74	Chief Scientific Officer
Tyvin Rich, M.D.	76	Chief Clinical Officer
Milton Brown, M.D., Ph.D.	58	Director
Steven Richards	55	Independent Director (1)(2)(3)
Joshua Schafer	53	Independent Director (2)(3)
Chris H. Senanayake, Ph.D.	66	Independent Director (1)
Bette Jacobs, Ph.D.	73	Independent Director (1)(3)

(1)	Member of the Audit Committee
(2)	Member of the Compensation Committee
(3)	Member of the Nominating and Corporate Governance Committee

*Timothy Lorber became our Chief Financial Officer on June 13, 2024. Prior to that time, Michael Vander Hoek served as our Chief Financial Officer.

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

Timothy J. Lorber, CPA serves as the Company’s Chief Financial Officer, a position he assumed on a part-time basis commencing June 13, 2024. He will assume the full-time position of Chief Financial Officer on September 9, 2024. Mr. Lorber has more than 40 years of professional finance experience, including Legg Mason, Inc. (“Legg Mason”), one of the world’s larger public global asset management firms, where he worked from March 2006 to July 2020 serving in various finance leadership roles, including Managing Director and Chief Accounting Officer until its sale in 2020. From August 2021 until June 2024, Mr. Lorber has served in leadership roles with several privately held businesses, overseeing finance, technology and human resources functions. Prior to Legg Mason, Mr. Lorber served as Internal Audit Director of Freddie Mac from August 2003 to March 2006 and has also worked for several international public accounting firms. Mr. Lorber has extensive experience with mergers and acquisitions, valuations and complex accounting and financial reporting matters and holds a Bachelor of Arts in Accounting from Loyola University, Maryland, and is a licensed CPA.

Michael P. Vander Hoek serves as the Company’s Vice President, Operations and Regulatory, a position he has held since 2019, and served as the Company’s Chief Financial Officer from 2019 until June 13, 2024 . From November 2019 until April 2021, Mr. Vander Hoek served as Director, Finance and Business Development at Georgetown Lombardi Comprehensive Cancer Center (“LCCC”), where he directed a new five-year $221.9 million institutional commitment for cancer center research under a new NCI-approved cancer consortium arrangement and recruited scientists to fulfill strategic objectives with senior leaders to improve cancer research and treatment. From 2007 until November 2019, Mr. Vander Hoek served as Associate Director, Administration, at Georgetown’s LCCC, where he was responsible for direct administrative operations for more than 400 faculty and staff in the department of oncology, radiation medicine, pathology and biostatistics, bioinformatics and biomathematics, including managing $216.9 million in institutional commitments to LCCC from Medstar Health, John Theurer Cancer Center (“JTCC”), and Georgetown University. and implementing an enterprise-wide clinical trial management system for Georgetown University and Medstar Health. From 2004 until 2007, Mr. Vander Hoek served as Chief Financial Officer at Georgetown’s LCCC. During his time at Georgetown, Mr. Vander Hoek negotiated a series of 12 research integration agreements between LCCC and the JTCC that resulted in the approval of an NCI recognized Consortium in 2019. From 2001 until 2004, Mr. Vander Hoek served as Vice-Chair, Planning and Administration, at MedStar Georgetown University Hospital, where he was responsible for managing administrative and financial operations for some 440 staff, physicians, residents and fellows in the departments of Medicine and Neurology. From 1996 until 2001, Mr. Vander Hoek served as Senior Associate Administrator, Finance and Information Systems, for the Department of Medicine, Georgetown University Medical Center, where he designed and managed the faculty compensation system, while managing the finances and information systems for the department. His financial management experience in publicly held companies includes Director of Managed Care Reimbursement for Critical Care America from 1990 to 1993 and Regional Controller for Laboratory Corporation of America (LabCorp) from 1993 to 1996. His responsibilities at both companies included extensive financial management related to mergers, acquisitions, and start-up operations. Mr. Vander Hoek holds a Master’s in Health Services Administration from The George Washington University and a Bachelor of Arts in Biology and Psychology from Hope College.

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

Delinquent Section 16(a) Reports:

Name	Late Reports	Transactions Covered*	Number of Shares
Milton Brown, M.D., Ph.D.	Form 4	common stock	366
	Form 4	common stock	125
Bette Jacobs, Ph.D.	Form 4	common stock	520
Anatoly Dritschilo, M.D.	Form 4	common stock	262,500
Steven Richards	Form 4	common stock	125

Item 11. Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our Chief Executive Officer and Chief Financial Officer and certain of our other executive officers for 2023 and 2022.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Anatoly Dritschilo M.D., CEO	2023	287,175	112,000	-	-	-	-	-	399,175
	2022	97,253	-	83,717	-	-	-	-	268,921

Michael Vander Hoek, CFO, VP	2023	230,530	72,000		-	-	-	-	302,530
	2022	82,792	-	34,115	-	-	-	-	128,792

Peter Dritschilo, President and COO	2023	242,012	72,000		-	-	-	-	314,012
	2022	100,308	-	31,977	-	-	-	-	178,641

Tyvin Rich, Chief Medical Officer	2023	220,226	43,000	-	-	-	-	-	263,226
	2022	67,077	-	11,918	-	-	-	-	96,077

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

Employment Agreement with Anatoly Dritschilo, MD

On June 28, 2019, we entered into an employment agreement with our Chief Executive Officer and Chairman of the board of directors, Anatoly Dritschilo, M.D. Under Dr. Dritschilo’s employment agreement, Dr. Dritschilo will receive base compensation of $274,000 per year. Dr. Dritschilo also received an initial restricted stock unit grant of 5,687 restricted stock units (“RSUs”) (2,844 on a post-reverse split basis) issuable under the Company’s 2018 Equity Incentive Plan, which RSUs vested over three years in substantially equal one-third installments on each one year anniversary of the agreement. Under his employment agreement, if Dr. Dritschilo terminates his employment for “Good Reason,” as defined in the agreement, Dr. Dritschilo will be entitled to his then applicable base salary for period of 12 months, subject to his continued compliance with certain requirements of his employment agreement. Dr. Dritschilo accepted a reduced salary prior to the Company’s completion of its initial public offering in September 2022.

Employment Agreement with Michael Vander Hoek

On September 1, 2019, we entered into an amended employment agreement with our Chief Financial Officer and Vice President for Operations and Regulatory, Michael Vander Hoek. Under Mr. Vander Hoek’s employment agreement, he will receive base compensation of $227,000 and is entitled to a target bonus of $72,000 upon achievement of certain milestones. Mr. Vander Hoek also received an initial restricted stock unit grant of 762 RSUs (381 on a post-reverse split basis) issuable under the Company’s 2018 Equity Incentive Plan, which RSUs vest over three years in substantially equal installments on each one year anniversary of the agreement. Under Mr. Vander Hoek’s employment agreement, if he terminates his employment for “Good Reason,” as defined in the agreement, he will be entitled to his then applicable base salary for period of 12 months, subject to his continued compliance with certain requirements of his employment agreement. Mr. Vander Hoek accepted a reduced salary prior to the Company’s completion of its initial public offering in September 2022.

Employment Agreement with Peter Dritschilo

On May 30, 2019, we entered into an employment agreement with our President and Chief Operating Officer, Peter Dritschilo. Under Mr. Dritschilo’s employment agreement, Mr. Dritschilo will receive base compensation of $236,000 and is entitled to a target bonus of $72,000 upon achievement of certain milestones. Mr. Dritschilo also received an initial restricted stock unit grant of 2,595 RSUs (1,298 on a post-reverse split basis) issuable under the Company’s 2018 Equity Incentive Plan, which RSUs vest over three years in substantially equal installments on each one-year anniversary of the agreement. Under Mr. Dritschilo’s employment agreement, if Mr. Dritschilo terminates his employment for “Good Reason,” as defined in the agreement, he will be entitled to his then applicable base salary for period of 12 months, subject to his continued compliance with certain requirements of his employment agreement. Mr. Dritschilo accepted a reduced salary prior to the Company’s completion of its initial public offering in September 2022.

Employment Agreement with Tyvin Rich, M.D.

On May 31, 2019, we entered into an employment agreement with our Chief Clinical Officer, Tyvin Rich, M.D. Under Dr. Rich’s employment agreement, Dr. Rich receives base compensation of $218,000 per year and is entitled to a target bonus of $43,000 upon achievement of certain milestones. Dr. Rich also received an initial restricted stock unit grant of 481 RSUs (241 on a post-reverse split basis) issuable under the Company’s 2018 Equity Incentive Plan, which RSUs vest over three years in substantially equal installments on each one year anniversary of the agreement. Under Dr. Rich’s employment agreement, if Dr. Rich terminates his employment for “Good Reason,” as defined in the agreement, he is entitled to his then applicable base salary for period of 12 months, subject to his continued compliance with certain provisions of his employment agreement. Dr. Rich accepted a reduced salary prior to the Company’s completion of its initial public offering in September 2022.

Employment Agreement with Mira Jung, Ph.D.

On May 1, 2023, we entered into an employment agreement with Mira Jung, Ph.D., our Chief Scientific Officer, replacing the May 30, 2019 employment agreement. Under Dr. Jung’s current agreement, Dr. Jung receives a base salary of $46,000 (20%) per year and is entitled to a target bonus of $15,620. She also received an additional grant worth $20,200 worth of Restricted Stock Units, vesting annually in one-third increments commencing on the first anniversary date of the grant of Restricted Stock Units. Under Dr. Jung’s previous agreement, Dr. Jung received base compensation of $46,800 and was entitled to a target bonus of $14,200 upon achievement of certain milestones. Dr. Jung also received an initial restricted stock unit grant of 112 RSUs (56 on a post-reverse split basis) issuable under the Company’s 2018 Equity Incentive Plan, which RSUs vest over three years in substantially equal installments on each one-year anniversary of the agreement. Under Dr. Jung’s employment agreement, if Dr. Jung terminates her employment for “Good Reason,” as defined in the agreement, Dr. Jung is then entitled to her then applicable base salary for period of 12 months, subject to her continued compliance with certain requirements of her employment agreement. Dr. Jung accepted a reduced salary prior to the Company’s completion of its initial public offering in September 2022.

Outstanding Equity Awards at Fiscal Year-End

As of December 31, 2023, on a post-reverse split basis, a total of 32,416 RSUs have been granted to our executive officers and Directors under our 2018 Equity Incentive Plan (the “Plan”), 12,415 RSUs were outstanding on December 31, 2022, 20,100 RSUs vested, of which 24,731 remain subject to vesting. The Company has filed a registration statement on Form S-8 (SEC File No. 333-268758) to register the shares granted under the Plan.

The following table sets forth information concerning the number of shares of common stock underlying outstanding equity incentive awards for each of our executive officers as of December 31, 2023:

	Option Awards					Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock not yet Vested (#))		Market Value of Shares or Units not yet Vested ($)
Bette Jacobs	10/28/2022	-	-	-	-	1,483	(1)	$5,457
Milton Brown	02/15/2023					2,084	(1)	$7,667

(1)	These restricted stock units vest in two installments on the anniversary of the grant date.

2018 Equity Incentive Plan

Our 2018 Equity Incentive Plan provides for equity incentives to be granted to our employees, executive officers or directors and to key advisers and consultants. Equity incentives may be in the form of stock options with an exercise price of not less than the fair market value of the underlying shares as determined pursuant to the 2018 Equity Incentive Plan, restricted stock awards, other stock- based awards, or any combination of the foregoing. The 2018 Equity Incentive Plan is administered by the Company’s compensation committee or, alternatively, if there is no compensation committee, the Company’s board of directors. We have reserved 3,000,000 shares of our common stock for issuance under the Plan, of which 84,779 shares have been granted under the Plan as of the date of this Annual Report.

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

As of March 20, 2024, there were issued and outstanding 2,099,387 shares of common stock.

Names and addresses	Number of shares of common stock beneficially owned (#)	Percentage of shares of common stock beneficially owned (%)
Directors and Named Executive Officers:
Anatoly Dritschilo, M.D.(1)	538,701	25.7%
Milton Brown, M.D., Ph.D.(2)	136,827	6.5%
Mira Jung, Ph.D.	133,924	6.4%
Michael Vander Hoek	12,982	-
Peter Dritschilo	820	-
Tyvin A. Rich, M.D.	304	-
Steve Richards	214	-
Joshua Schafer	214	-
Chris H. Senanayake	349	-
Bette Jacobs(3)	1,901	-
All directors and officers as a group (ten persons)	826,236	39.4%

Other 5% beneficial owners:
None.

-	Denotes the holder owns less than one percent of the outstanding common stock.

±	The persons named above have full voting and investment power with respect to the shares indicated. Under the rules of the SEC, a person (or group of persons) is deemed to be a “beneficial owner” of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security.

(1)	Consists of (i) 135,650 shares of common stock held of record by Dr. Anatoly Dritschilo, (ii) 138,051 shares of common stock and warrants to purchase 2,500 shares of commons stock, each held of record by Joy Dritschilo, his spouse, and (iii) 262,500 shares held by PAL Trust, a trust formed for the benefit of Dr. and Mrs. Dritschilo’s adult children and for which a third party serves as external trustee and two of their children serve as co-trustees . Dr. Dritschilo disclaims beneficial ownership over all securities held by Mrs. Dritschilo and PAL Trust.

(2)	Consists of (i) 136,827 shares of common stock which includes 3,125 shares of common stock, which vest in three installments with 2,084 shares not yet vested.

(3)	Does not include 1,483 restricted stock units which remain subject to vesting.

Change of Control

The Company is not aware of any arrangements which may at a subsequent date result in a change of control of the Company.

Securities authorized for issuance under equity compensation plans

2018 Equity Incentive Plan

Our 2018 Equity Incentive Plan (the “Plan”) provides for equity incentives to be granted to our employees, executive officers or directors and to key advisers and consultants. Equity incentives may be in the form of stock options with an exercise price of not less than the fair market value of the underlying shares as determined pursuant to the Plan, restricted stock awards, other stock- based awards, or any combination of the foregoing. The Plan is administered by the Company’s compensation committee or, alternatively, if there is no compensation committee, the Company’s board of directors. We have reserved 3,000,000 shares of our common stock for issuance under the Plan, of which 84,779 shares have been granted under the Plan as of the date of this Annual Report, of which 24,731 remain subject to vesting.

The following table provides information as of December 31, 2023 about our equity compensation plans and arrangements.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	24,731	$11.76	2,321,820
Equity compensation plans not approved by security holders	–	–	–
Total	24,731	*	$2,321,820

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

On August 1, 2022, in conjunction with our private placement of $125,000 of units consisting of 10% notes and warrants to purchase common stock, which were sold to three accredited investors in total, Mrs. Dritschilo purchased a $50,000 note and received warrants to purchase 2,500 shares of common stock at $20.00 per share. The notes and warrants were sold pursuant to an exemption from registration pursuant to Rule 506(b) of Regulation D of the Securities Act.

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

Item 14. Principal Accountant Fees and Services

The following table represents fees for professional audit services for the audit of the Company’s annual financial statements for the fiscal years ended December 31, 2023 and December 31, 2022 rendered by Forvis Mazars, LLP.

	Fiscal year ended December 31,
	2023	2022
Audit Fees [1]	$429,555	$634,356
Other Audit Fees	$-	$-
Tax Fees [2]	$-	$-

Total fees	$429,555	$634,356

1.	Audit fees consist of fees for professional services rendered by the principal accountant for the audit of the Company’s annual financial statements and review of the financial statements included in the Company’s Form 10-K and Form 10-Q and for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements. Fees include out of scope costs related to convertible notes and warrants.

2.	Tax fees. Consists of professional services rendered by our principal accountant for tax compliance, tax advice and tax planning.

Audit Committee Pre-Approval Policies

The Audit Committee is tasked with pre-approving any non-audit services proposed to be provided to the Company by the independent auditors.

PART IV

Item 15. Exhibit and Financial Statement Schedules

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 333-265429) filed on June 3, 2022).
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation, effective March 30, 2022 (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (File No. 333-265429) filed on June 3, 2022).
3.3	Amended and Restated Certificate of Designation for Series A Convertible Preferred Stock, effective April 6, 2022 (incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-1 (File No. 333-265429) filed on June 3, 2022).
3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation, effective June 22, 2022 (incorporated by reference to Exhibit 3.5 to the Registration Statement on Form S-1/A (File No. 333-265429) filed on June 23, 2022).
3.5	Second Amended and Restated By-Laws (incorporated by reference to Exhibit 3.1 to the current Report on Form 8-K filed on November 1, 2022).
3.6	Certificate of Amendment to Amended and Restated Certificate of Incorporation, effective August 13, 2024 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on August 7, 2024).
4.1	Form of Convertible Note, dated February 2022 (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 (File No. 333-265429) filed on June 3, 2022).
4.2	Form of 10% Promissory Note, dated August 2022 (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1/A (File No. 333-265429) filed on August 18, 2022).
4.3	Form of Warrant, dated August 2022 (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1/A (File No. 333-265429) filed on August 18, 2022).
4.4	Form of Public Offering Warrant (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-1/A (File No. 333-265429) filed on August 18, 2022).
4.5	Form of Underwriting Warrant issuable to Boustead Securities LLC (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-1/A (File No. 333-265429) filed on August 18, 2022).
10.1	Form of Subscription Agreement for Series A Convertible Preferred Stock (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1 (File No. 333-265429) filed on June 3, 2022).
10.2	2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 (File No. 333-265429) filed on June 3, 2022).
10.3	Employment Agreement, dated July 30, 2014, between Shuttle Pharmaceuticals Holdings, Inc. and Tyvin Rich (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1 (File No. 333-265429) filed on June 3, 2022).
10.4	SBIR Contract #HHSN261201400013C, dated September 19, 2014, between Shuttle Pharmaceuticals, LLC and National Institute of Health National Cancer Institute (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 (File No. 333-265429) filed on June 3, 2022).
10.5	SBIR Contract #HHSN261201400013C Amendment of Solicitation/Modification of Contract, dated August 3, 2015, between Shuttle Pharmaceuticals, LLC and National Institute of Health National Cancer Institute (Radiosensitizer Option Phase II) (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 (File No. 333-265429) filed on June 3, 2022).
10.6	SBIR Contract #HHSN261201600027C, dated September 19, 2016, between Shuttle Pharmaceuticals, LLC and National Institute of Health National Cancer Institute (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1 (File No. 333-265429) filed on June 3, 2022).
10.7	SBIR Contract #HHSN261600038C dated September 19, 2016 between Shuttle Pharmaceuticals, LLC. and National Institute of Health National Cancer Institute (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1 (File No. 333-265429) filed on June 3, 2022).
10.8	Material Transfer Agreement, dated April 25, 2017, between Shuttle Pharmaceuticals, Inc. and George Washington University (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-1 (File No. 333-265429) filed on June 3, 2022).
10.9	Employment Agreement, dated May 30, 2019, between Shuttle Pharmaceuticals Holdings, Inc. and Peter Dritschilo (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1 (File No. 333-265429) filed on June 3, 2022).
10.10	Employment Agreement, dated May 30, 2019, between Shuttle Pharmaceuticals Holdings, Inc. and Mira Jung (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1 (File No. 333-265429) filed on June 3, 2022).
10.11	Employment Agreement, dated June 28, 2019, between Shuttle Pharmaceuticals Holdings, Inc. and Anatoly Dritschilo (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1 (File No. 333-265429) filed on June 3, 2022).

10.12	Amended and Restated Employment Agreement, dated September 1, 2019, between Shuttle Pharmaceuticals Holdings, Inc. and Michael Vander Hoek (incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-1 (File No. 333-265429) filed on June 3, 2022).
10.13	Form of Letter Agreement with Director (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-1 (File No. 333-265429) filed on June 3, 2022).
10.14	Subaward Agreement dated October 28, 2014 between Shuttle Pharmaceuticals, LLC and LifeSpan/Rhode Island Hospital (incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-1 (File No. 333-265429) filed on June 3, 2022).
10.15	Sublicense Agreement, dated February 15, 2019, between Shuttle Pharmaceuticals Inc. and Propagenix, Inc. (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-1 (File No. 333-265429) filed on June 3, 2022).
10.16	SBIR Contract #HHSN261201800016C/75N91018C00016 Agreement between Shuttle Pharmaceuticals, LLC and National Institute of Health National Cancer Institute (incorporated by reference to Exhibit 10.17 to the Registration Statement on Form S-1 (File No. 333-265429) filed on June 3, 2022).
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

10.29	Amendment to Promissory Note, dated January 25, 2022, between Shuttle Pharmaceuticals Holdings, Inc. and Anatoly Dritschilo (incorporated by reference to Exhibit 10.30 to the Registration Statement on Form S-1 (File No. 333-265429) filed on June 3, 2022).
10.30	Form of Convertible Note Subscription Agreement and Investor Rights Agreement (incorporated by reference to Exhibit 10.31 to the Registration Statement on Form S-1 (File No. 333-265429) filed on June 3, 2022).
10.31	Amendment No. 1 to Promissory Note, dated July 29, 2022, between Shuttle Pharmaceuticals Holdings, Inc. and Joy Dritschilo (incorporated by reference to Exhibit 10.32 to the Registration Statement on Form S-1/A (File No. 333-265429) filed on August 18, 2022).
10.32	Amendment No. 2 to Promissory Note, dated July 29, 2022, between Shuttle Pharmaceuticals holdings, Inc. and Joy Dritschilo (incorporated by reference to Exhibit 10.33 to the Registration Statement on Form S-1/A (File No. 333-265429) filed on August 18, 2022).

10.33	Amendment No. 2 to Promissory Note, dated July 29, 2022, between Shuttle Pharmaceuticals Holdings, inc. and Anatoly Dritschilo (incorporated by reference to Exhibit 10.34 to the Registration Statement on Form S-1/A (File No. 333-265429) filed on August 18, 2022).
10.34	Manufacturing Agreement, dated September 14, 2022, between Shuttle Pharmaceuticals, Inc. and TCG GreenChem, Inc. (incorporated by reference to Exhibit 10.1 to the Current report on Form 8-K filed September 19, 2022).
10.35	Form of Securities Purchase Agreement, dated January 11, 2023, between Shuttle Pharmaceuticals Holdings, Inc. and the investors named therein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed January 12, 2023).
10.36	Form of Note, dated January 11, 2023 (incorporated by reference to Exhibit 10.2 to the Current Report on form 8-K filed January 12, 2023).
10.37	Form of Warrant, dated January 11, 2023 (incorporated by reference to Exhibit 10.3 to the Current Report on form 8-K filed January 12, 2023).
10.38	Form of Security Agreement, dated January 11, 2023, between Shuttle Pharmaceuticals Holdings, Inc., Shuttle Pharmaceuticals, Inc. and Alto Opportunity Master Fund, SPC – Segregated Portfolio B (incorporated by reference to Exhibit 10.4 to the Current Report on form 8-K filed January 12, 2023).
10.39	Form of Intellectual Property Security Agreement, dated January 11, 2023 (incorporated by reference to Exhibit 10.5 to the Current Report on form 8-K filed January 12, 2023).
10.40	Form of Subsidiary Guaranty (incorporated by reference to Exhibit 10.6 to the Current Report on form 8-K filed January 12, 2023).
10.41	Form of Registration Rights Agreement, dated January 11, 2023 (incorporated by reference to Exhibit 10.7 to the Current Report on form 8-K filed January 12, 2023).
10.42	Form of Director Offer Letter (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed February 22, 2023).
10.43	Proposal for Service Agreement, dated March 7, 2023, between Shuttle Pharmaceuticals, Inc. and University of Iowa Pharmaceuticals (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed March 9, 2023).
10.44	Amended and Restated Insider Trading Policy, effective March 10, 2023 (incorporated by reference to Exhibit 10.44 to the Annual Report on Form 10-K filed March 15, 2023).
10.45	Form of Executive Compensation Clawback Policy, effective March 10, 2023 (incorporated by reference to Exhibit 10.45 to the Annual Report on Form 10-K filed March 15, 2023).
10.46	Letter Agreement, dated March 11, 2023, between Shuttle Pharmaceuticals Holdings, Inc. and Alto Opportunity Master Fund, SPC – Segregated Portfolio B, as Collateral Agent (incorporated by reference to Exhibit 10.46 to the Annual Report on Form 10-K filed March 15, 2023).
10.47	Research Agreement, dated March 16, 2023, between Shuttle Pharmaceuticals, Inc. and Georgetown University (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 22, 2023).
10.48	Material Transfer Agreement, dated March 21, 2023, between Shuttle Pharmaceuticals, Inc. and Georgetown University (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on March 22, 2023).
10.49	Amendment Agreement, dated May 10, 2023, by and between Shuttle Pharmaceuticals Holdings, Inc., Shuttle Pharmaceuticals, Inc. and Alto Opportunity Master Fund, SPC – Segregated Master Portfolio B. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 11, 2023).
10.50	Amendment No. 1 to the Amendment Agreement, dated June 4, 2023, by and between Shuttle Pharmaceuticals Holdings, Inc., Shuttle Pharmaceuticals, Inc. and Alto Opportunity Master Fund, SPC – Segregated Master Portfolio B. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 5, 2023).
10.51	Consulting Agreement, dated October 1, 2023, between Shuttle Pharmaceuticals Holdings, Inc. and Joseph Armstrong (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 5, 2023).
10.52	License Agreement, dated October 24, 2023, by and between Shuttle Pharmaceuticals Holdings, Inc. and Georgetown University (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 30, 2023).
10.53	Asset Purchase Agreement, dated January 30, 2024, by and between Shuttle Pharmaceuticals Holdings, Inc., Alan Kozikowski and Werner Tueckmantel (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 5, 2024).
10.54	Securities Purchase Agreement, dated February 7, 2024, between Shuttle Pharmaceuticals Holdings, Inc., Shuttle Diagnostics, Inc. and SRO LLC (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 13, 2024).
10.55	Placement Agent and Advisory Services Agreement, dated February 7, 2024, between Shuttle Pharmaceuticals Holdings, Inc. and Boustead Securities, LLC (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on February 13, 2024).
10.56	Offering Deposit Account Agency Agreement, dated February 7, 2024, between Shuttle Pharmaceuticals Holdings, Inc., Boustead Securities, LLC and Sutter Securities Inc. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 10-K filed on February 13, 2024).
10.57	Amendment Agreement, dated August 6, 2024, between Shuttle Pharmaceuticals Holdings, Inc., Suttle Pharmaceuticals, Inc. and Alto opportunity Master Fund, SPC – Segregated Master Portfolio B (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 7, 2024).
10.58	Work Order, dated August 8, 2024, between Shuttle Pharmaceuticals, Inc. and Theradex Systems, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed August 14, 2024).
10.59	Master Services Agreement, dated November 1, 2018, between Shuttle Pharmaceuticals, Inc. and Theradex Systems Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed August 14, 2024).
14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1 (File No. 333-265429) filed on June 3, 2022).
21	List of Subsidiaries.
23.1	Consent of FORVIS LLP*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Schema Document
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*Filed herewith.

** Furnished herewith.

Item 16. Form 10–K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Shuttle Pharmaceuticals Holdings, Inc.

	By:	/s/ Anatoly Dritschilo, M.D.
Anatoly Dritschilo, M.D.
Chairman of the board of directors,
Chief Executive Officer and President
Date: September 3, 2024		Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Anatoly Dritschilo	Chairman of the board of directors,
Anatoly Dritschilo	Chief Executive Officer	September 3, 2024
(principal executive officer)

/s/ Timothy J. Lorber	Chief Financial Officer
Timothy J. Lorber	(principal financial and accounting officer)	September 3, 2024

/s/ Chris H. Senanayake	Director
Chris H. Senanayake		September 3, 2024

/s/ Steven Richards	Director
Steven Richards		September 3, 2024

/s/ Joshua Schafer	Director
Joshua Schafer		September 3, 2024

/s/ Milton Brown	Director
Milton Brown		September 3, 2024

/s/ Bette Jacobs	Director
Bette Jacobs		September 3, 2024

