Form 10-Q/A
period 2024-03-31
Shuttle Pharmaceuticals Holdings, Inc.
filed 2024-09-04
CIK 1757499

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

The number of shares outstanding of the registrant’s common stock on September 3, 2024 was 2,226,951.

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-Q/A (the “Amendment No.1”) amends the Quarterly Report on Form 10-Q of Shuttle Pharmaceuticals Holdings, Inc. (the “Company”) for the fiscal quarter ended March 31, 2024, as filed with the Securities and Exchange Commission, or the SEC, on May 13, 2024 (the “Original Filing”). As previously reported, following the entry of a cease-and-desist order entered on May 3, 2024 by the SEC against our former auditor, B.F. Borgers CPA PC (“BF Borgers”), we commenced the re-audit (the “Re-audit”) of our financial statements for the year ended December 31, 2022, which had been audited by BF Borgers. Since that time and as a result of the Re-audit, as of July 10, 2024, the Company and the audit committee of our board of directors, in consultation with our current auditor, Forvis Mazars, LLP, concluded that our audited financial statements for the year ended December 31, 2022 (the “2022 Financial Statements”), our audited financial statements for the year ended December 31, 2023 and the quarterly periods included in the Company’s Form 10-K, and the Original Filing require restatement and are not reliable.

Various changes were made to the Original Filing by the Company after being reviewed by its current audit firm, Forvis Mazars LLP, including changes to the condensed consolidated balance sheet and statement of operations.

The Company’s Principal Executive Officer and Principal Financial Officer has provided new certifications dated as of the date of this filing in connection with this Amendment No.1 (Exhibits 31.1, 31.2, 32.1 and 32.2).

In addition, prior to our completion of this Amendment No. 1, on August 13, 2024, the Company effected a 1-for-8 reverse split of our issued and outstanding common stock in order to regain compliance with Nasdaq Listing Rule 5550(a)(2), the minimum bid price requirement. As a result, all issued share numbers and per share prices reflected in this 10-Q/A are on a post-reverse split basis, unless otherwise indicated.

Shuttle Pharmaceuticals Holdings, Inc.

i

PART I. Financial Information

Item 1. Unaudited Condensed Consolidated Financial Statements

Shuttle Pharmaceuticals Holdings, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2024 (as restated)	2023 (as restated)
Assets
Current assets
Cash and cash equivalents	$1,398,628	$2,576,416
Prepaid expenses	129,642	114,473
Marketable securities	2,789,251	2,887,215
Accrued interest income	11,964	14,901
Other current assets	81,534	—
Total current assets	4,411,019	5,593,005

Property and equipment, net	22,915	24,827
Operating lease right-of-use asset	319,987	333,904
Total Assets	$4,753,921	$5,951,736

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued expenses	$347,556	$282,860
Accounts payable and accrued expenses related party	—	446
Accrued interest payable	143,676	110,453
Convertible notes payable, net	941,398	595,999
Derivative liability	2,035	—
Operating lease liability	54,552	52,479
Total Current Liabilities	1,489,217	1,042,237

Convertible notes payable non-current, net	—	135,089
Derivative liabilities non-current	214,615	414,512
Operating lease liability non-current	288,602	304,127
Total Liabilities	1,992,434	1,895,965

Stockholders’ Equity
Series A Convertible Preferred Stock, $0.00001 par value; $1,000 per share liquidation value; 20,000,000 shares authorized; no shares outstanding	—	—
Common stock, $0.00001 par value; 100,000,000 shares authorized; 2,102,511 and 2,008,689 shares issued and outstanding, respectively	21	20
Additional paid in capital, as restated	29,925,801	29,489,055
Accumulated deficit, as restated	(27,164,335)	(25,433,304)
Total Stockholders’ Equity	2,761,487	4,055,771
Total Liabilities and Stockholders’ Equity	$4,753,921	$5,951,736

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Shuttle Pharmaceuticals Holdings, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	March 31,
	2024	2023

Revenue	$—	$—

Operating expenses
Research and development	586,104	921,801
General and administrative	324,609	255,355
Legal and professional	474,134	367,624
Total operating expenses	1,384,847	1,544,780

Loss from operations	(1,384,847)	(1,544,780)

Other income (expense)
Interest expense - related parties	—	(4,237)
Interest expense	(497,515)	(599,331)
Interest income	21,453	16,688
Finance fee	—	(104,245)
Change in fair value of derivative liabilities	197,862	1,241,000
Gain on sale of marketable securities	4,037	—
Change in fair value of marketable securities	(706)	38,062
Loss on settlement of convertible debt	(71,315)	(18,254)
Total other income (expense)	(346,184)	569,683

Net loss attributable to common stockholders	$(1,731,031)	$(975,097)

Weighted average common shares outstanding - basic and diluted	2,075,745	1,704,517
Net loss per shares - basic and diluted	$(0.83)	$(0.57)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Shuttle Pharmaceuticals Holdings, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(Unaudited)

For the Three Months Ended March 31, 2024

			Additional		Total
	Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance at December 31, 2023 (as restated)	2,008,689	$20	$29,489,055	$(25,433,304)	$4,055,771

Common stock issued for conversion of accrued interest and principal	78,197	1	325,297	—	$325,298
Common stock issued for restricted stock units	15,625	—	—	—	$—
Stock-based compensation	—	—	111,449	—	$111,449
Net loss	—	—	—	(1,731,031)	$(1,731,031)
Balance at March 31, 2024 (as restated)	2,102,511	$21	$29,925,801	$(27,164,335)	$2,761,487

For the Three Months Ended March 31, 2023

			Additional		Total
	Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance - December 31, 2022 (as restated)	1,700,414	$17	$26,518,433	$(18,840,581)	$7,677,869

Warrants issued for financing costs	—	—	90,816	—	90,816
Common stock issued for conversion of accrued interest and principal	6,375	—	104,547	—	104,547
Stock-based compensation	—	—	8,333	—	8,333
Net loss	—	—	—	(975,097)	(975,097)
Balance - March 31, 2023 (as restated)	1,706,789	$17	$26,722,129	$(19,815,678)	$6,906,468

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Shuttle Pharmaceuticals Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,731,031)	$(975,097)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,912	1,488
Change in fair value of derivative liability	(197,862)	(1,241,000)
Amortization of debt discount and finance fees	445,509	567,297
Gain on marketable securities	(4,037)	—
Change in fair value of marketable securities	706	(38,062)
Accrued interest settled with common stock	18,783	20,142
Loss on settlement of convertible debt	71,315	18,254
Stock-based compensation	111,449	8,333
Changes in operating assets and liabilities:
Accrued interest income	2,937	(7,023)
Prepaid expenses	(15,169)	(42,687)
Accounts payable and accrued expenses	23,162	330,729
Accounts payable and accrued expenses - related parties	(446)	(12,500)
Accrued interest payable	33,223	116,051
Accrued interest payable - related parties	—	(74,807)
Other assets	—	(7,206)
Change in operating lease asset and liabilities	466	(1,894)
Net cash used in operating activities	(1,239,083)	(1,337,982)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in marketable securities	(18,705)	(2,953,709)
Proceeds from disposition of marketable securities	120,000	—
Net cash used in investing activities	101,295	(2,953,709)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of note payable-related party	—	(546,244)
Proceeds from convertible notes payable and warrants	—	3,935,000
Payment for finance costs related to convertible note payable	—	(345,000)
Payment for finance costs	(40,000)	—
Net cash provided by financing activities	(40,000)	3,043,756

Net change in cash and cash equivalents	(1,177,788)	(1,247,935)
Cash and cash equivalents, beginning of period	2,576,416	8,417,203
Cash and cash equivalents, end of period	$1,398,628	$7,169,268

Cash paid for:
Interest	$—	$79,044
Income taxes	$—	$—

Supplemental non-cash financing activities:
Common stock issued for settlement of debt	$325,298	$104,547
Finance costs accrued in accounts payable	$41,534	$—
Warrants issued for financing fees, net of issuance fees of $0 and $8,727, respectively	$—	$90,816

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Note 1 – Organization and Liquidity

Organization and Line of Business

Shuttle Pharmaceuticals Holdings, Inc. (“we”, “us”, “our”, the “Company”) was originally formed as Shuttle Pharmaceuticals, LLC in the State of Maryland on December 18, 2012. On August 12, 2016, the Company filed articles of conversion with the State of Maryland to convert from an LLC to a C corporation, at which time the Company changed its name to Shuttle Pharmaceuticals, Inc. (“Shuttle”). In connection with the conversion the Company issued 5,625,000 shares of common stock in exchange for 100% of the outstanding membership interests in Shuttle prior to conversion. On June 4, 2018, Shuttle completed a reverse merger with Shuttle Pharmaceuticals Holdings, Inc. (then known as Shuttle Pharma Acquisition Corp, Inc.), a Delaware corporation, pursuant to which Shuttle, our operating entity, became a wholly owned subsidiary of the Company. All share numbers referenced herein reflect a 1-for-8 reverse split of our common stock on a post-split basis, which was effective as of August 13, 2024 (see Note 2).

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

Liquidity and Going Concern

Our condensed consolidated financial statements are prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred losses since inception and has a net loss of approximately $1.7 million and no revenues for the three months ended March 31, 2024 and has working capital of approximately $2.9 million as of March 31, 2024. In addition, the convertible note payable outstanding at March 31, 2024 includes covenants and certain cash payment requirements. On July 12, 2024, the Company informed the investor of its convertible note that the Company’s expected restatement of its financial statements for the years ended December 31, 2022 and 2023 constituted an event of default under the terms of the convertible note. On August 6, 2024, the Company paid $0.6 million to the investor of the convertible note and received a waiver from the investor related to the default. The funds paid are restricted and will be held as collateral to the balance owed under the convertible note (see Note 9). These conditions, and the Company’s ability to comply with such conditions, raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued.

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

The IPO and subsequent capital raise have supported operations leading up to the manufacture of drug product and FDA approval of the IND for the Phase II clinical trial of Ropidoxuridine and radiation therapy in glioblastoma. The FDA recommended and the Company agreed to an expansion of the clinical trial, necessitating additional capital to complete the trial as well as fund ongoing operations. As a result, we are in the process of filing a registration statement on Form S-1 to raise additional capital. We presently intend to commence the capital raise shortly after we complete the Re-audit noted below in Note 2, Restatement of Previously Issued Financial Statements. The Company may also pursue additional bridge financing pending the completion of the registration statement.

The accompanying condensed consolidated financial statements do not include any adjustments to reflect the future effects on the recoverability and classification of assets or the amounts and classification of liabilities if the Company is unable to continue as a going concern.

Reverse Stock Split

On August 13, 2024, in order to meet Nasdaq’s minimum bid price requirement of $1.00 per share (the “Minimum Bid Price Requirement”), the Company effectuated a 1-for-8 reverse stock split of its issued and outstanding common stock, rounding up to account for any fractional shares (the “Reverse Stock Split”). The Reverse Stock Split had no effect on the Company’s authorized shares of common stock or preferred stock. Following the reverse stock split on August 13, 2024, the Company had a total of 2,111,235 shares issued and outstanding (or 2,102,511 on a post-split basis as of March 31, 2024). The Reverse Stock Split also resulted in an adjustment to the consolidated balance sheet for the period ended March 31, 2024 and the year ended December 31, 2023 within additional paid in capital of $147 and $141, respectively, and an offsetting adjustment to the carrying value of common stock. All share, option, warrant and per share amounts (except our authorized outstanding) have been retroactively restated in these financial statements and related disclosures. The effect of the Reverse Stock Split has been included in Note 2 in the “As Reported” amounts for additional paid in capital.

Note 2 – Restatement of Previously Issued Financial Statements

As previously disclosed in the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2024, filed with the Securities and Exchange Commission (“SEC”) on May 13, 2024, following the entry of a cease-and-desist order by the SEC against our former auditor, B.F. Borgers CPA PC (“BF Borgers”), we commenced the re-audit (the “Re-audit”) of our financial statements for the year ended December 31, 2022, which had been audited by BF Borgers. Since that time and as a result of the Re-audit, and as initially disclosed on Form 8-K dated July 10, 2024, the Company and the Audit Committee have concluded and informed our current auditor, Forvis Mazars, LLP, that our audited financial statements for the year ended December 31, 2022 (the “2022 Financial Statements”), our audited financial statements for the year ended December 31, 2023 (the “2023 Financial Statements”), and the quarterly periods included in the Company’s Annual Report for the year ended December 31, 2023, and the quarterly report for the period ended March 31, 2024 require restatement and are not reliable.

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

The impact of the errors described above also impact the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2024 and March 31, 2023 within Additional Paid In Capital and Accumulated Deficit, resulting in the presentation and filing of this Quarterly Report on Form 10-Q/A.

The Company’s prior and updated accounting for the errors described above do not have any effect on the Company’s previously reported cash or cash flows.

The following tables summarize the effect of the restatement on each financial statement line item as of the dates indicated:

Consolidated Balance Sheet as of March 31, 2024	As Reported	Adjustment	As Restated
Additional paid in capital	19,980,109	9,945,692	29,925,801
Accumulated deficit	(17,218,643)	(9,945,692)	(27,164,335)

Consolidated Balance Sheet as of December 31, 2023	As Reported	Adjustment	As Restated
Additional paid in capital	19,543,363	9,945,692	29,489,055
Accumulated deficit	(15,487,612)	(9,945,692)	(25,433,304)

Note 3 – Summary of Significant Accounting Policies

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

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all of the adjustments necessary to present the financial position of the Company as of March 31, 2024 and the results of operations and cash flows for the periods presented. The accompanying condensed consolidated financial statements of the Company have not been audited by the Company’s independent registered public accounting firm, except that the year-end condensed consolidated balance sheet was derived from audited financial statements. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and related notes thereto for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K/A filed with the SEC on [August [*], 2024].

Basis of Consolidation

The unaudited condensed consolidated financial statements have been prepared on a consolidated basis with those of the Company’s wholly-owned subsidiaries, Shuttle Pharmaceuticals, Inc. and Shuttle Diagnostics, Inc. All intercompany transactions and balances have been eliminated.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions. The Company bases its estimates and assumptions on current facts, historical experience, and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected. Significant estimates are contained in the accompanying condensed consolidated financial statements for the recognition of research and development expenses, valuation of warrants and valuation of bifurcated derivative liabilities and other financial instruments.

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

Set out below are the Company’s financial instruments that are required to be remeasured at fair value on a recurring basis and their fair value hierarchy as of March 31, 2024 and December 31, 2023:

March 31, 2024	Level 1	Level 2	Level 3	Carrying Value
Assets
Marketable Securities:
United States Treasury Bonds	$2,789,251	$—	$—	$2,789,251
Total Assets	$2,789,251	$—	$—	$2,789,251
Liabilities
Derivative Liability - Warrants	$—	$—	$214,615	$—
Derivative Liability - Accelerated feature	—	—	2,035	—
Total Liabilities	$—	$—	$216,650	$—

December 31, 2023	Level 1	Level 2	Level 3	Carrying Value
Assets
Marketable Securities:
United States Treasury Bonds	$2,887,215	$—	$—	$2,887,215
Total Assets	$2,887,215	$—	$—	$2,887,215
Liabilities
Derivative Liability - Warrants	$—	$—	$410,660	$410,660
Derivative Liability - Accelerated feature	—	—	3,852	3,852
Total Liabilities	$—	$—	$414,512	$414,512

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. We evaluate all of our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. For our liability classified derivative financial instruments, the Company used a Monte Carlo valuation model to value the derivative instruments at inception and on subsequent valuation dates. For our equity classified derivative financial instruments, we used a Black-Scholes option-pricing model at the grant date to value the derivative instrument. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the condensed consolidated balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within twelve (12) months of the balance sheet date.

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

Net Loss Per Common Stock

Net loss per share of common stock requires presentation of basic earnings per common share on the face of the unaudited condensed consolidated statements of operations for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic earnings per share computation. In the accompanying condensed consolidated financial statements, basic loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share is computed by dividing net income attributable to common stockholders by the weighted average number of shares of common stock outstanding and potentially dilutive outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through convertible securities, contingent share arrangements, stock options and warrants unless the result would be antidilutive.

The dilutive effect of restricted stock units subject to vesting and other stock-based payment awards subject to vesting and common stock warrants is calculated using the “treasury stock method,” which assumes that the “proceeds” from the exercise of these instruments are used to purchase common shares at the average market price for the period. The dilutive effect of convertible securities is calculated using the “if-converted method.” Under the if-converted method, securities are assumed to be converted at the beginning of the period, and the resulting shares of common stock are included in the denominator of the diluted calculation for the entire period being presented.

For the three months ended March 31, 2024 and 2023, the following common stock equivalents were excluded from the computation of diluted net loss per share as the result of the computation was anti-dilutive.

	March 31,	March 31,
	2024	2023
Convertible notes (Note 6)	107,429	236,641
Warrant (Note 7)	184,000	184,000
Restricted stock units (Note 7)	34,106	2,966
	325,535	423,607

Deferred Offering Costs

Pursuant to ASC 340-10-S99-1, costs directly attributable to an offering of equity securities are deferred and would be charged against the gross proceeds of an offering as a reduction of additional paid-in capital. Deferred offering costs may consist of underwriting, legal, accounting, and other expenses incurred through the balance sheet date that are directly related to a proposed public offering. Should the proposed public offering prove to be unsuccessful, any deferred costs, as well as additional expenses to be incurred, will be expensed.

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting Topic 280, “Segment Reporting-Improvements to Reportable Segment Disclosures,” which allows disclosure of one or more measures of segment profit or loss used by the chief operating decision maker to allocate resources and assess performance. Additionally, the standard requires enhanced disclosures of significant segment expenses and other segment items, as well as incremental qualitative disclosures on both an annual and interim basis. This guidance is effective for annual reporting periods beginning after December 15, 2023, and interim reporting periods after December 15, 2024. Early adoption is permitted and retrospective application is required for all periods presented. The adoption of this new guidance is not expected to have a significant impact on our consolidated financial statements.

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

The following summarizes the right-of use asset and lease information for the Company’s operating leases:

	Three Months Ended
	March 31,
	2024	2023

Operating lease cost	$22,947	$17,544
Variable lease cost	10,440	—
Sublease income	(2,163)	(2,121)
Total lease cost	$31,224	$15,423

Other information
Operating cash flows from operating leases	$22,482	$19,440

Weighted-average remaining lease term - operating leases (year)	4.42	0.56
Weighted-average discount rate - operating leases	10.48%	10%

Future non-cancelable minimum lease payments under the operating lease liability as of March 31, 2024, are as follows:

Years ended December 31,
2024 (excluding the three months ended March 31, 2024)	$69,020
2025	94,246
2026	97,074
2027	99,986
2028	68,235
Total future minimum lease payments	428,561
Less: imputed interest	(85,407)
Present value of payments	$343,154

Note 5 – Notes Payable-Related Party

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

Note 6 – Convertible Notes and Notes Payable

Alto Opportunity Master Fund, SPC

On January 11, 2023, the Company entered into a securities purchase agreement (the “SPA”) with Alto Opportunity Master Fund, SPC – Segregated Master Portfolio B, a Cayman entity (the “Investor”), pursuant to which the Company sold to the Investor a $4,300,000 convertible note (the “Alto Convertible Note”) and warrant (the “Warrant”) to purchase 127,260 shares of common stock, exercisable at $18.80 per share, in exchange for gross proceeds of $3,935,000 (the “Investment Amount”) (See Note 8). The Company determined that the Warrant contains a net cash settlement feature at inception and categorized the Warrant as a liability in the accompanying condensed consolidated financial statements. The Alto Convertible Note matures on March 11, 2025, but may be extended at the option of the noteholder. The Alto Convertible Note amortizes on a monthly basis and the Company can make such monthly amortization payments in cash or, subject to certain equity conditions, in registered shares of common stock or a combination thereof. Installments may be deferred by the noteholder, resulting in a variable interest rate. However, the effective interest rate is approximately 244% based on the internal rate of return calculated on a series of cash flows that occur at regular intervals. For equity repayment, the Alto Convertible Note is convertible into shares of common stock at a price per share equal to the lower of (i) $18.80, (ii) 90% of the three lowest daily VWAPs of the 15 trading days prior to the payment date, or (iii) 90% of the VWAP of the trading day prior to payment date. The noteholder may convert at any time at a fixed price of $18.80 per share. The noteholder has an acceleration of installment amount conversion option (the “Acceleration Option”), whereby the noteholder, with certain share percentage limitations, can convert to common stock any outstanding installment amount at an amount equal to the installment amount plus five times (5x) the installment amount at any time. The Company has determined the Acceleration Option is an embedded derivative within the host instrument and has bifurcated it from the host instrument and recorded it as a derivative liability valued at $1,442,000 at inception, using a Monte Carlo simulation model (Note 8). The Convertible Note is repayable over 26 months and bears interest at the rate of 5% per annum. Additionally, the note contains certain redemption options and “Make Whole” provisions.

In conjunction with entry into the SPA, the Company entered into a series of related agreements, including a security agreement (the “Security Agreement”), an intellectual property security agreement (the “IP Security Agreement”) and a subsidiary guaranty (the “Subsidiary Guaranty”). The security agreements and guaranty allow, among other things, for the Investor to have a security interest in and place a lien on all of the Company’s assets and intellectual property until such time as the Alto Convertible Note is paid off. In addition, the SPA called for the Company to enter into a springing deposit account control agreement (the “Springing DACA”), which, in the event the Company defaults on its repayment of the Alto Convertible Note, would allow the Investor to assume control of the Company’s bank account only with regard to any funds remaining outstanding under the Alto Convertible Note. As such, in conjunction with entry into the SPA, the Company established a separate bank account in which it deposited the Investment Amount and pursuant to which the Company, the Investor and the bank holding the Investment Amount, First Republic Bank, entered into the Springing DACA agreement. As the Investment Amount had been held at First Republic Bank, in light of certain banking crises then affecting smaller banks, on March 12, 2023, the Company and the Investor moved the Investment Amount from First Republic Bank, after which time the Springing DACA was no longer in effect. Further, pursuant to amendments to the SPA entered into in May and June of 2023, the Company and the Investor agreed that all of the Investment Amount would be released to the Company and the relevant provision of the SPA which required the Springing DACA would no longer be deemed applicable. In addition, the Company granted the Investor the option to purchase up to an additional $10.0 million in convertible notes and warrants on substantially the same terms as the Alto Convertible Note and Warrant, excluding the Springing DACA requirement, with such option to be effective through December 31, 2025. The agreement offers the investor an opportunity to participate in future capital raises at substantially similar terms as the January 11, 2023 agreement. The Company expects that such subsequent convertible notes and warrants would be issued on substantially similar terms as the January 11, 2023 initial agreement, as amended, thus providing the Company the opportunity to negotiate certain aspects of the agreement.

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

During the three months ended March 31, 2024, the Company recorded interest expense of $497,515, which included amortization of debt discount as interest expense of $445,509. During the three months ended March 31, 2024, the Company settled $235,200 of principal, and settled $18,783 of accrued interest, which settlements were made in the form of 78,197 shares of common stock, during the three months ended March 31, 2024.

During the three months ended March 31, 2023, the Company recorded interest expense of $599,331, which included amortization of debt discount of $463,052 as interest expense and settlement of $20,142 of accrued interest and $66,150 of principal by issuing 6,375 shares of Common Stock.

As of March 31, 2024, the outstanding principal for the convertible note was $2,019,656 and the debt discount remaining was $1,078,258, with a net convertible note carrying value of $941,398 as of March 31, 2024.

Subsequent to March 31, 2024, the Company and the Investor agreed to certain changes in terms of the Alto Convertible Note as well as the waiver of certain covenant violations. See Subsequent Events for further details.

Note 7 – Stockholders’ Equity

Common Stock

During the three months ended March 31, 2024, the Company issued:

●	78,197 shares of common stock to settle $235,200 of principal and $18,783 of interest on a convertible note and incurred $71,315 of loss on settlement.
●	15,625 shares of common stock issued for vesting of restricted stock units.

During the three months ended March 31, 2023, the Company issued:

●	6,375 shares of Common Stock to settle $66,150 of principal and $20,142 of interest on a convertible note and incurred $18,254 of loss on settlement.

Warrants

In connection with the January 2023 Alto Convertible Note, Boustead was granted warrants to purchase 8,909 shares of common stock, at an exercise price of $18.80 per share (Note 6). In addition, Alto was granted warrants to purchase 127,260 shares of common stock, at an exercise price of $18.80 per share (Note 6, 8).

A summary of activity regarding all warrants issued for the three months ended March 31, 2024 were as follows:

	Number of	Weighted Average	Weighted Average
	Warrants	Exercise Price	Life (years)
Outstanding, December 31, 2023	184,000	$23.20	2.77
Granted	—	—	—
Outstanding, March 31, 2024	184,000	$23.20	2.53

The intrinsic value of the warrants as of March 31, 2024 is $0. All of the outstanding warrants are exercisable as of March 31, 2024.

Equity Incentive Plan

Our 2018 Equity Incentive Plan (the “2018 Plan”) provides for equity incentives to be granted to our employees, executive officers, directors and key advisers and consultants. Equity incentive grants may be made in the form of stock options with an exercise price of not less than the fair market value of the underlying shares as determined pursuant to the 2018 Equity Incentive Plan, restricted stock awards, other stock-based awards, or any combination of the foregoing. The 2018 Equity Incentive Plan is administered by the Company’s compensation committee. We have reserved 3,000,000 shares of our common stock for issuance under the 2018 Equity Incentive Plan. As of March 31, 2024, 109,773 shares have been granted under the 2018 Equity Incentive Plan, of which 75,673 shares have vested.

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

During the three months ended March 31, 2024 and 2023, pursuant to agreements with officers and consultants, 25,000 and 0 RSUs with a value of $41,840 and $0 were granted and compensation expense for RSUs of $111,449 and $8,333, respectively, was incurred. During the three months ended March 31, 2024 and 2023, $33,953 and $0, respectively, was included in compensation under Research and Development.

As of March 31, 2024, there was $161,941 of unrecognized RSU compensation cost related to non-vested share-based compensation arrangements which is expected to be recognized over a weighted-average period of 0.92 years.

A summary of activity regarding the Restricted Stock Units issued follows:

	Number of RSU	Weighted Average Fair Value Per RSU
Outstanding, December 31, 2023	24,731	$11.76
Granted	25,000	1.68
Vested	(15,625)	5.84
Outstanding, March 31, 2024	34,106	$7.12

Rights Offering and Financing Commitment

On February 7, 2024, the Company and its wholly-owned subsidiary, Shuttle Diagnostics, Inc., entered into a securities purchase agreement (the “Purchase Agreement”) with SRO, LLC, a Nevada limited liability company, pursuant to which SRO LLC agreed to commit to purchasing from the Company $2,250,000 of units from the Company, with each Unit consisting of (i) one share of the Company’s common stock, (ii) a warrant to purchase one share of the Company’s common stock exercisable at a purchase price of $18.80 per share, and (iii) a percentage of equity interest in Diagnostics such that, assuming the sale of all $2,250,000 of Units, SRO LLC will own a 22% interest in Diagnostics. Pursuant to the terms of the Purchase Agreement, the Units will be sold at a per Unit price equal to 90% of the VWAP of the Company’s common stock for the five trading days immediately preceding closing. The parties entered into the Purchase Agreement in anticipation of the Company commencing a rights offering (the “Rights Offering”) pursuant to which the Company intends to offer a total of $4,500,000 of Units to existing stockholders, which includes the $2,250,000 of Units being sold to SRO LLC, an entity which is controlled by Keith Moore, Executive Chairman of Boustead & Company Limited, an affiliate of Boustead Securities, LLC (“BSL”).

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

In January 2023, in connection with the Alto Convertible Note, the Company issued warrants to purchase 127,260 shares of common stock, with an exercise price of $18.80 per share, valued at inception at $1,189,000 and as of March 31, 2024, at $214,615. The Company determined our derivative liabilities from the warrants issued in relation to the Alto Convertible Note do not satisfy the classification as equity instruments due to the existence of a certain net cash settlement provision that is not within the sole control of the Company. In addition, there are certain down round provisions that could reduce the exercise price if the Company issues securities at lower prices in the future.

The Company determined our derivative liability from the noteholder’s Acceleration Option for the Alto Convertible Note is not clearly and closely related to the host and should be thus accounted for as a bifurcated derivative liability.

The Company classified these derivative liabilities as a Level 3 fair value measurement and used the Monte Carlo pricing model to calculate the fair value as of January 11, 2023 ($2,631,000 included in debt discount) and March 31, 2024 ($216,650). Key inputs for the simulation are summarized below. The Monte Carlo simulation uses an implied VWAP for the January 11, 2023 valuation date. The implied VWAP was backsolved by setting the summation of the parts (e.g., derivatives and debt without derivatives) equal to the cash proceeds. The simulation was then iterated and manipulated to solve for the implied share price, which was approximately $12.64 per share (or an approximate 14% discount to the quoted market VWAP on January 11, 2023).

The key inputs for the Monte Carlo simulation as of March 31, 2024, were as follows:

Net cash settlement and down round key valuation inputs - warrants*
Annualized volatility	67.19% - 72.53%
Risk-free interest rate	4.40% - 5.47%
Quoted VWAP*	$3.28
Exercise price	$18.80
Probability assessment	5% - 25%
Illiquidity discount	(16)%
Time period (years)	0.17 - 2.79

*	Based on a Monte Carlo simulation analysis of 250,000 iterations

Acceleration option key valuation inputs*
Annualized volatility	48.36% - 54.75%
Risk-free interest rate	4.94% - 5.49%
Quoted VWAP*	$3.28
Illiquidity discount	(16)%
Time period (years)	0 - 0.95

*	Based on a Monte Carlo simulation analysis of 250,000 iterations

The following table summarizes the changes in the derivative liabilities:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Warrants	Accelerated Feature
Balance - December 31, 2023	$410,660	$3,852
Gain on change in fair value	(196,045)	(1,817)
Balance - March 31, 2024	$214,615	$2,035

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

Note 10 – Subsequent Events

See above Note 2, Restatement of Previously Issued Financial Statements and Note 1, Summary of Significant Accounting Policies, Reverse Stock Split.

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

Phase II study of Ropidoxuridine

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis should be read in conjunction with our financial statements and the related notes thereto included elsewhere in this Quarterly Report. This discussion has been impacted by the restatement described in the Explanatory Note and in Note 2 of the condensed consolidated financial statements of this Quarterly Report. Certain of the financial and other information provided in this Management’s Discussion and Analysis has been updated to reflect the restatement adjustments.

The Management’s Discussion and Analysis contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations, and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future-tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements in this Quarterly Report. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors including, but not limited to, those noted under “Risk Factors” in this Quarterly Report.

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

Restatement of Previously Issued Consolidated Financial Statements

As previously disclosed in the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2024, filed with the Securities and Exchange Commission (“SEC”) on May 13, 2024, following the entry of a cease-and-desist order by the SEC against our former auditor, B.F. Borgers CPA PC (“BF Borgers”), we commenced the re-audit (the “Re-audit”) of our financial statements for the year ended December 31, 2022, which had been audited by BF Borgers. Since that time and as a result of the Re-audit, as of July 10, 2024, the Company and the Audit Committee have concluded and informed our current auditor, Forvis, that our audited financial statements for the year ended December 31, 2022 (the “2022 Financial Statements”), our audited financial statements for the year ended December 31, 2023 (the “2023 Financial Statements”), and the quarterly periods included in the Company’s Annual Report for the year ended December 31, 2023, and the quarterly report for the period ended March 31, 2024 require restatement and are not reliable.

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

The impact of the accounting errors from the 2022 Financial Statements also impacts the Company’s 2023 Financial Statements specific to additional paid in capital and accumulated deficit.

The discussion of financial results presented here is reflective of the restatement adjustments. Refer to Note 2 of the condensed consolidated financial statements included elsewhere in this Quarterly Report for more information on the restatement.

Reverse Stock Split

On August 13, 2024, in order to meet Nasdaq’s minimum bid price requirement of $1.00 per share (the “Minimum Bid Price Requirement”), the Company effectuated a 1-for-8 reverse stock split of its issued and outstanding common stock, rounding up to account for any fractional shares (the “Reverse Stock Split”). The Reverse Stock Split had no effect on the Company’s authorized shares of common stock or preferred stock. Following the reverse stock split on August 13, 2024, the Company had a total of 2,111,235 shares issued and outstanding (or 2,102,511 on a post-split basis as of March 31, 2024). All share, option, warrant and per share amounts (except our authorized outstanding) have been retroactively restated in these financial statements and related disclosures.

Results of Operations

Comparison of the three months ended March 31, 2024 and 2023

The following table summarizes the results of our operations:

	Three Months Ended
	March 31,
	2024	2023	Change	%
Revenue	$—	$—	$—	—
Operating expenses:
Research and development	586,104	921,801	(335,697)	(36)%
General and administrative	324,609	255,355	69,254	27%
Legal and professional	474,134	367,624	106,510	29%
Total operating expenses and loss of operations	1,384,847	1,544,780	(159,933)	(10)%
Other income (expense):
Interest expense - related parties	—	(4,237)	4,237	(100)%
Interest expense	(497,515)	(599,331)	101,816	(17)%
Interest income	21,453	16,688	4,765	29%
Finance fee	—	(104,245)	104,245	(100)%
Change in fair value of derivative liabilities	197,862	1,241,000	(1,043,138)	(84)%
Gain on sale of marketable securities	4,037	—	4,037	100%
Change in fair value of marketable securities	(706)	38,062	(38,768)	(102)%
Loss on settlement of convertible debt	(71,315)	(18,254)	(53,061)	291%
Total other expense	(346,184)	569,683	(915,867)	(161)%
Net loss	$(1,731,031)	$(975,097)	(755,934)	78%

Research and Development, net of contract expense reimbursements. Total research and development (“R&D”) expense was $0.6 million for the three months ended March 31, 2024, as compared to $0.9 million for the three months ended March 31, 2023. The decrease of $0.3 million, or 36%, is primarily related to the Company having completed production of the drug product and waiting for the initiation of trials.

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

General and Administrative Expenses. General and Administrative expenses in the three months ended March 31, 2024 increased by $0.1 million, or 27%, from $0.3 million in the three months ended March 31, 2023. The increase in general and administrative expenses was primarily due to a restricted stock-based grant to an officer of the Company valued at $41,840.

Legal and Professional Expenses. During the three months ended March 31, 2024, legal and professional expenses increased by $0.1 million or 29%. The increase in legal and professional fees was primarily due to increases in our expenses related to our public filing requirements, contracts and financing related work.

Other Income (expense) Other expense was $0.3 million for the three months ended March 31, 2024, which consisted of $0.5 million in interest expense on convertible loans, interest income of $21 thousand, loss on settlement of convertible debt of $71 thousand, change in marketable securities of $4 thousand, and a gain on change in fair value of derivative liabilities of $0.2 million. Other income was $0.6 million for the three months ended March 31, 2023, which consisted of $0.6 million in interest expense on convertible loans, $4 thousand in interest expense on related party loans, interest income of $17 thousand, finance fee on convertible loans of $0.1 million, loss on settlement of convertible debt of $18 thousand, unrealized gain on marketable securities of $38 thousand, and a gain on change in fair value of derivative liability of $1.2 million. The $1.0 million gain in fair value of derivative liability resulted from the fair value measurement using the Monte Carlo pricing model and the impact of the decrease in the market price of warrant shares.

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

The IPO and subsequent capital raise have supported operations leading up to the manufacture of drug product and FDA approval of the IND for the Phase II clinical trial of Ropidoxuridine and radiation therapy in glioblastoma. The FDA recommended and the Company agreed to an expansion of the clinical trial, necessitating additional capital to complete the trial as well as fund ongoing operations. As a result, management initiated a $4.5 million rights offering and submitted an application for a Small Business Innovation Research (“SBIR”) grant for non-dilutive funding for pre-clinical project through the National Institutes of Health (“NIH”). The Phase II clinical trial was also approved by the Institutional Review Board “IRB” in June, 2024. In August 2024, the Company took action to pursue a separate capital raise of up to $10 million and entered into a work order with a contract research organization (“CRO”) for purposes of supporting the Company’s Phase II Study of Ropidoxuridine. Under the terms of the work order, the CRO will oversee the studies for a period of 53 months in exchange for a fee of approximately $2.3 million, payable in stages and based upon services performed during the study. The ability of the Company to continue as a going concern is dependent upon its ability to successfully raise additional equity or debt financing to allow it to fund ongoing operations, conduct clinical trials and bring a drug candidate to commercialization to generate revenues.

The accompanying condensed consolidated financial statements do not include any adjustments to reflect the future effects on the recoverability and classification of assets or the amounts and classification of liabilities if the Company is unable to continue as a going concern.

Balance Sheet Data:

	March 31,	December 31,
	2024	2023	Change	%
Current assets	$4,411,019	$5,593,005	$(1,181,986)	(21)%
Current liabilities	1,489,217	1,042,237	446,980	43%
Working capital	$2,921,802	$4,550,768	$(1,628,966)	(36)%

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

Cash Flows from Operating Activities

	Three Month Ended
	March 31,
	2024	2023	Change	%
Cash used in operating activities	$(1,239,083)	$(1,337,982)	$98,899	(7)%
Cash used in investing activities	$101,295	$(2,953,709)	$3,055,004	(103)%
Cash provided by financing activities	$(40,000)	$3,043,756	$(3,083,756)	(101)%
Cash on hand	$1,398,628	$7,169,268	$(5,770,640)	(80)%

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

Our most critical accounting policies and estimates relate to the following:

●	Initial Measurement of Equity-Based Warrants
●	Research and Development Expenses
●	Fair Value of Derivative Financial Instruments

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

For our derivative financial instruments classified as a liability, the Company utilizes Monte Carlo or other appropriate valuation models to value the derivative instruments at inception and on subsequent valuation dates. The model requires the use of simulations that are weighted based on significant unobservable inputs including the average volatility of a population set and probabilities assigned. Each simulation is based on the range of inputs in a scenario with the mean of the output on each simulation calculated as an average. The Monte Carlo simulation uses an implied VWAP for valuation. The implied VWAP was backsolved by setting the summation of the parts (e.g., derivatives and debt without derivatives) equal to the cash proceeds and is updated each period.

The use of Monte Carlo valuation models require key inputs, some of which are based on estimates and judgements by management. Any change to these key inputs could produce significantly higher or lower fair value measurements.

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

As of March 31, 2024, our management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Such evaluation was carried out under the supervision of our Chief Executive Officer with the participation of our President and Chief Operating Officer, our Chief Financial Officer, and our third party financial service provider. Based on this evaluation, management concluded that our disclosure controls and procedures were, and continue to be, ineffective as of March 31, 2024. Based on the foregoing, our management concluded that our internal controls over the following financial reporting areas to be material weaknesses:

●	Our written accounting policies and documentation of management’s contemplation of the accounting treatment and implications over significant unusual transactions, including complex accounting associated with debt and equity transactions, was limited and resulted in ineffective monitoring of financial reporting. These were contributing factors which lead to untimely filings
●	Due to our size and stage of development, segregation of all conflicting duties may not always be possible and may not be economically feasible. During the year, we lacked sufficient review procedures and segregation of duties such that a proper review had not been performed by someone other than a preparer, including manual journal entries, and that process documentation is lacking for review and monitoring controls over financial statements close process and financial reporting.
●	As a result of the Company’s evolution since the date of our initial formation, when we were focused on NIH SBIR research contracts with related costing allocation allowances until when we completed our IPO and continued our development process, management has lacked a formal process to identify and properly classify operating expenses such as Research and Development (“R&D”).
●	We identified findings related to overall information technology general controls (“ITGCs”) including issues with access and segregation of duties for systems supporting the Company’s internal control processes and controls.
●	Our accounting policies and oversight regarding certain technical aspects of financial reporting for stock-based compensation transactions, particularly relating to grant date valuations and expense attribution, was also limited and resulted in the incorrect recording of related compensation expense and related disclosures.

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

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

Item 6. Exhibits

The following exhibits are filed or furnished with this report:

Exhibit No.	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 333-265429) filed on June 3, 2022).
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation, effective March 30, 2022 (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (File No. 333-265429) filed on June 3, 2022).
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation, effective June 22, 2022 (incorporated by reference to Exhibit 3.5 to the Registration Statement on Form S-1/A (File No. 333-265429) filed on June 23, 2022).
3.4	Second Amended and Restated By-Laws (incorporated by reference to Exhibit 3.1 to the current Report on Form 8-K filed on November 1, 2022).
3.5	Certificate of Amendment to Amended and Restated Certificate of Incorporation, effective August 13, 2024 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on August 7, 2024).
4.1	Form of Convertible Note, dated January 11, 2023, issued by Shuttle Pharmaceuticals Holdings, Inc. to Alto Capital Master Fund, SPC – Segregated Master Portfolio B (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed January 12, 2023).
4.2	Form of Warrant, dated January 11, 2023, issued by Shuttle Pharmaceuticals Holdings, Inc. to Alto Capital Master Fund, SPC – Segregated Master Portfolio B (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed January 12, 2023).
10.1	Asset Purchase Agreement, dated January 30, 2024, by and between Shuttle Pharmaceuticals Holdings, Inc., Alan Kozikowski and Werner Tueckmantel (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 5, 2024).
10.2	Securities Purchase Agreement, dated February 7, 2024, between Shuttle Pharmaceuticals Holdings, Inc., Shuttle Diagnostics, Inc. and SRO, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 13, 2024).
10.3	Placement Agent and Advisory Services Agreement, dated February 7, 2024, between Shuttle Pharmaceuticals Holdings, Inc. and Boustead Securities, LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on February 13, 2024).
10.4	Offering Deposit Account Agency Agreement, dated February 7, 2024, between Shuttle Pharmaceuticals Holdings, Inc., Boustead Securities, LLC and Sutter Securities Inc. (incorporated by reference to Exhibit 10.3 to the Current Report on From 8-K filed on February 13, 2024).
10.5	Amendment Agreement, dated August 6, 2024, between Shuttle Pharmaceuticals Holdings, Inc., Suttle Pharmaceuticals, Inc. and Alto opportunity Master Fund, SPC – Segregated Master Portfolio B (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 7, 2024).
10.6	Work Order, dated August 8, 2024, between Shuttle Pharmaceuticals, Inc. and Theradex Systems, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 14, 2024).
10.7	Master Services Agreement, dated November 1, 2018, between Shuttle Pharmaceuticals, Inc. and Theradex Systems, Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on August 14, 2024).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Schema Document
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Definition Linkbase Data
101.LAB	Inline XBRL Taxonomy Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

**Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHUTTLE PHARMACEUTICALS HOLDINGS, INC.

September 3, 2024	By:	/s/ Anatoly Dritschilo
Anatoly Dritschilo, M.D.
Chief Executive Officer

September 3, 2024	By:	/s/ Timothy J. Lorber
Timothy J. Lorber Chief Financial Officer

