Form 10-Q
period 2024-06-30
Shuttle Pharmaceuticals Holdings, Inc.
filed 2024-09-04
CIK 1757499

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report UNDER Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2024

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

Shuttle Pharmaceuticals Holdings, Inc.

PART I. Financial Information

Item 1. Unaudited Condensed Consolidated Financial Statements

Shuttle Pharmaceuticals Holdings, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2024	2023
Assets
Current assets
Cash and cash equivalents	$695,594	$2,576,416
Prepaid expenses	139,518	114,473
Marketable securities	1,642,995	2,887,215
Accrued interest income	7,226	14,901
Total Current Assets	2,485,333	5,593,005

Property and equipment, net	21,953	24,827
Operating lease right-of-use asset	305,712	333,904
Total Assets	$2,812,998	$5,951,736

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued expenses	$364,891	$282,860
Accounts payable and accrued expenses related party	-	446
Accrued interest payable	130,898	110,453
Convertible notes payable, net	826,235	595,999
Derivative liability	504	-
Operating lease liability	62,092	52,479
Total Current Liabilities	1,384,620	1,042,237

Convertible notes payable non-current, net	-	135,089
Derivative liability	359,919	414,512
Operating lease liability non-current	267,025	304,127
Total Liabilities	2,011,564	1,895,965

Stockholders’ Equity
Series A Convertible Preferred Stock, $0.00001 par value; $1,000 per share liquidation value; 20,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.00001 par value; 100,000,000 shares authorized; 2,106,233 and 2,008,689 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	21	20
Additional paid in capital	29,996,963	29,489,055
Accumulated deficit	(29,195,550)	(25,433,304)
Total Stockholders’ Equity	801,434	4,055,771
Total Liabilities and Stockholders’ Equity	$2,812,998	$5,951,736

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Shuttle Pharmaceuticals Holdings, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

Revenue	$-	$-	$-	$-

Operating expenses
Research and development	645,719	839,665	1,231,823	1,761,466
General and administrative	310,038	209,279	634,647	464,633
Legal and professional	526,877	416,688	1,001,011	784,312
Total operating expenses	1,482,634	1,465,632	2,867,481	3,010,411

Loss from operations	(1,482,634)	(1,465,632)	(2,867,481)	(3,010,411)

Other income (expense)
Interest expense - related parties	-	(2,588)	-	(6,825)
Interest expense	(430,685)	(729,351)	(928,200)	(1,328,682)
Interest income	14,158	19,267	35,611	35,955
Finance fee	-	-	-	(104,245)
Change in fair value of derivative liabilities	(143,773)	434,275	54,089	1,675,275
Gain on sale of marketable securities	39,683	1,744	43,720	1,744
Change in fair value of marketable securities	(27,964)	(26,534)	(28,670)	11,528
Loss on settlement of convertible debt	-	(415,553)	(71,315)	(433,807)
Total other expense	(548,581)	(718,740)	(894,765)	(149,057)

Net loss attributable to common stockholders	$(2,031,215)	$(2,184,372)	$(3,762,246)	$(3,159,468)

Weighted average common shares outstanding - basic and diluted	2,104,933	1,780,171	2,090,890	1,742,520
Net loss per shares - basic and diluted	$(0.96)	$(1.23)	$(1.80)	$(1.81)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Shuttle Pharmaceuticals Holdings, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

For the Six Months Ended June 30, 2024

			Additional		Total
	Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance - December 31, 2023	2,008,689	$20	$29,489,055	$(25,433,304)	$4,055,771

Common stock issued for conversion of accrued interest and principal	78,197	1	325,297	-	325,298
Common stock issued for restricted stock units	15,625	-	-	-	-
Stock-based compensation	-	-	111,449	-	111,449
Net loss	-	-	-	(1,731,031)	(1,731,031)
Balance - March 31, 2024	2,102,511	21	29,925,801	(27,164,335)	2,761,487

Common stock issued for restricted stock units	3,722	-	-	-	-
Stock-based compensation	-	-	71,162	-	71,162
Net loss	-	-	-	(2,031,215)	(2,031,215)
Balance - June 30, 2024	2,106,233	$21	$29,996,963	$(29,195,550)	$801,434

For the Six months ended June 30, 2023

			Additional		Total
	Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance - December 31, 2022	1,700,414	$17	$26,518,433	$(18,840,581)	$7,677,869

Warrants issued for financing costs, net of issuance fees of $8,727	-	-	90,816	-	90,816
Common stock issued for conversion of accrued interest and principal	6,375	-	104,547	-	104,547
Stock-based compensation	-	-	8,333	-	8,333
Net loss	-	-	-	(975,097)	(975,097)
Balance - March 31, 2023	1,706,789	17	26,722,129	(19,815,678)	6,906,468

Common stock issued for conversion of accrued interest and principal	228,489	2	2,163,990	-	2,163,992
Stock-based compensation	-	-	49,522	-	49,522
Net loss	-	-	-	(2,184,372)	(2,184,372)
Balance - June 30, 2023	1,935,278	$19	$28,935,641	$(22,000,050)	$6,935,610

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Shuttle Pharmaceuticals Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,762,246)	$(3,159,468)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,874	2,970
Change in fair value of derivative liabilities	(54,089)	(1,675,275)
Amortization of debt discount and finance fees	832,014	1,116,422
Gain on sale of marketable securities	(43,720)	(1,744)
Change in fair value of marketable securities	28,670	(11,528)
Accrued interest settled with common stock	18,783	240,831
Loss on settlement of convertible debt	71,315	433,807
Stock-based compensation	182,611	57,855
Changes in operating assets and liabilities:
Accrued interest income	7,675	(6,950)
Prepaid expenses	(25,045)	82,199
Accounts payable and accrued expenses	82,031	(28,004)
Accounts payable and accrued expenses - related parties	(446)	(12,500)
Accrued interest payable	20,445	75,511
Accrued interest payable - related parties	-	(98,135)
Change in operating lease asset and liability	703	(30)
Net cash used in operating activities	(2,638,425)	(2,984,039)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in marketable securities	(35,982)	(2,970,905)
Proceeds from disposition of marketable securities	1,295,252	80,000
Net cash provided by (used in) investing activities	1,259,270	(2,890,905)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of note payable-related party	-	(685,473)
Proceeds from convertible notes payable and warrants	-	3,935,000
Payment for finance costs related to convertible note payable	-	(345,000)
Payment of convertible note payable	(501,667)	-
Net cash provided by (used in) financing activities	(501,667)	2,904,527

Net change in cash and cash equivalents	(1,880,822)	(2,970,417)
Cash and cash equivalents, beginning of period	2,576,416	8,417,203
Cash and cash equivalents, end of period	$695,594	$5,446,786

Cash paid for:
Interest	$56,958	$102,373
Income taxes	$-	$-

Supplemental non-cash financing activities:
Common stock issued for settlement of debt	$325,298	$2,268,539
Warrants issued for financing fees, net of issuance fees of $0 and $8,727, respectively	$-	$90,816
Initial recognition of right of use asset and liability	$-	$365,556

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Shuttle Pharmaceuticals Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2024

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

Liquidity and Going Concern

Our unaudited condensed consolidated financial statements are prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred losses since inception and has a net loss of approximately $3.8 million and no revenues for the six months ended June 30, 2024 and has working capital of approximately $1.1 million as of June 30, 2024. In addition, the convertible note payable outstanding at June 30, 2024 includes covenants and certain cash payment requirements. On July 12, 2024, the Company informed the investor of its convertible note that the Company’s expected restatement of its financial statements for the years ended December 31, 2022 and 2023 constituted an event of default under the terms of the convertible note. On August 6, 2024, the Company paid $0.6 million to the investor of the convertible note and received a waiver from the investor related to the default. The funds paid are restricted and will be held as collateral to the balance owed under the convertible note (see Note 9). These conditions, and the Company’s ability to comply with such conditions, raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the unaudited condensed consolidated financial statements are issued.

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

The accompanying unaudited condensed consolidated financial statements do not include any adjustments to reflect the future effects on the recoverability and classification of assets or the amounts and classification of liabilities if the Company is unable to continue as a going concern.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and notes required by GAAP for annual financial statements. A complete discussion of the Company’s significant accounting policies is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all of the adjustments necessary to present the financial position of the Company as of June 30, 2024 and the results of operations and cash flows for the periods presented. The accompanying condensed consolidated financial statements of the Company have not been audited by the Company’s independent registered public accounting firm, except that the year-end consolidated balance sheet was derived from audited financial statements. The results of operations for the six months ended June 30, 2024 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited condensed consolidated financial statements should be read in conjunction with the restated financial statements and related notes thereto for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K/A filed with the SEC on September 3, 2024.

Reverse Stock Split

On August 13, 2024, in order to meet Nasdaq’s minimum bid price requirement of $1.00 per share (the “Minimum Bid Price Requirement”), the Company effectuated a 1-for-8 reverse stock split of its issued and outstanding common stock, rounding up to account for any fractional shares (the “Reverse Stock Split”). The Reverse Stock Split had no effect on the Company’s authorized shares of common stock or preferred stock and the par value will remain unchanged at $0.00001, respectively. Following the reverse stock split on August 13, 2024, the Company had a total of 2,111,235 shares issued and outstanding (or 2,106,233 on a post-split basis as of June 30, 2024). All common stock share, option, warrant and per share amounts (except our authorized but unissued shares) have been retroactively adjusted in these financial statements and related disclosures.

Basis of Consolidation

The unaudited condensed consolidated financial statements have been prepared on a consolidated basis with those of the Company’s wholly-owned subsidiaries, Shuttle Pharmaceuticals, Inc. and Shuttle Diagnostics Inc. All intercompany transactions and balances have been eliminated.

Correction of an Immaterial Error in the Prior Period Financial Statements

During the fourth quarter of 2023, the Company determined that the prior year consolidated financial statements had a misstatement caused by an immaterial classification error of certain research and development expenses in accordance with Accounting Standards Codification (“ASC”) 730. As a result, certain prior year amounts have been corrected for consistency with the current year presentation. The Company assessed the materiality of this change in presentation on prior period consolidated financial statements in accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” (ASC Topic 250, Accounting Changes and Error Corrections). Based on this assessment, the Company concluded that these error corrections in its unaudited condensed consolidated statements of operations are not material to any previously presented financial statements based upon overall considerations of both quantitative and qualitative factors. The corrections had no impact on the unaudited condensed consolidated balance sheet, unaudited condensed consolidated statements of cash flows, or unaudited condensed consolidated statement of changes in stockholders’ equity, to these financial statements, or for any previously presented interim or annual financial statements. Further, the corrections did not result in a change in quarterly or year-to-date operating losses, basic or diluted earnings per share, or working capital. The quarterly correction required for the three and six months ended June 30, 2023 was $93,708 and $182,715, respectively. Accordingly, the Company corrected the previously reported immaterial error for the three and six months ended June 30, 2023 in this Quarterly Report on Form 10-Q.

	June 30, 2023	Correction	Corrected June 30, 2023
Research and development expense	$1,944,181	$(182,715)	$1,761,466
General and administrative expense	281,918	182,715	464,633
	$2,226,099	$-	$2,226,099

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions. The Company bases its estimates and assumptions on current facts, historical experience, and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected. Significant estimates are contained in the accompanying unaudited condensed consolidated financial statements for the recognition of research and development expenses, valuation of warrants and valuation of bifurcated derivative liabilities and other financial instruments.

Cash and Cash Equivalents

Cash and cash equivalents include cash in bank accounts and money market funds with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. As of June 30, 2024 and December 31, 2023, cash and cash equivalents consisted of the following:

	June 30,	December 31,
	2024	2023
Cash	$645,594	$1,550,098
Money market funds	50,000	1,026,318
	$695,594	$2,576,416

Periodically, the Company may carry cash balances at financial institutions in excess of the federally insured limit of $250,000 per institution. The amount in excess of the FDIC insurance as of June 30, 2024 was approximately $0.4 million. The Company has not experienced losses on these accounts and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant.

Marketable Securities

Our investments in debt securities are carried at fair value. Investments in debt securities that are not classified as held-to-maturity are carried at fair value and classified as either trading or available-for-sale. Realized and unrealized gains and losses on trading of debt securities are charged to income.

The marketable securities held by the Company, which are classified as trading marketable securities, consisted of an outstanding balance of $1.6 million and $2.9 million as of June 30, 2024 and December 31, 2023, respectively. During the three months ended June 30, 2024 and 2023, the Company recognized interest income of $14,158 and $19,267, realized gains of $39,683 and $1,744, and unrealized loss of $27,964 and unrealized loss of $26,534, respectively. During the six months ended June 30, 2024 and 2023, the Company recognized interest income of $35,611 and $35,955, realized gains of $43,720 and $1,744, and unrealized loss of $28,670 and unrealized gain of $11,528, respectively.

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

Set out below are the Company’s financial instruments that are required to be remeasured at fair value on a recurring basis and their fair value hierarchy as of June 30, 2024 and December 31, 2023:

June 30, 2024	Level 1	Level 2	Level 3	Carrying Value
Assets
Marketable Securities:
United States Treasury Bonds	$1,642,995	$-	$-	$1,642,995
Total Assets	$1,642,995	$-	$-	$1,642,995
Liabilities
Derivative Liability - Warrants	$-	$-	$359,919	$359,919
Derivative Liability - Accelerated feature	-	-	504	504
Total Liabilities	$-	$-	$360,423	$360,423

December 31, 2023	Level 1	Level 2	Level 3	Carrying Value
Assets
Marketable Securities:
United States Treasury Bonds	$2,887,215	$-	$-	$2,887,215
Total Assets	$2,887,215	$-	$-	$2,887,215
Liabilities
Derivative Liability - Warrants	$-	$-	$410,660	$410,660
Derivative Liability - Accelerated feature	-	-	3,852	3,852
Total Liabilities	$-	$-	$414,512	$414,512

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. We evaluate all of our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the unaudited condensed consolidated statements of operations. For our liability classified derivative financial instruments, the Company used a Monte Carlo valuation model to value the derivative instruments at inception and on subsequent valuation dates. For our equity classified derivative financial instruments, we used a Black-Scholes option-pricing model at the grant date to value the derivative instrument. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the unaudited condensed consolidated balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within twelve (12) months of the balance sheet date.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the unaudited condensed consolidated statements of operations. The fair value of the warrants is estimated using a Black-Scholes pricing model or a Monte Carlo simulation.

Research and Development Expenses

Research and development expenses are charged to expense as incurred. Research and development expenses include, but are not limited to, product development, clinical and regulatory expenses, payroll and other personnel expenses, which include a certain portion of our chief executive officer, chief operating officer, chief financial officer and directors’ compensation. For the three and six months ended June 30, 2024 and 2023, a portion of personnel-related expenses and stock-based compensation expense for these individuals totaling $0.1 million and $0.3 million, respectively, and $0.2 million and $0.6 million, respectively, was included within research and development due to their active involvement in the research and development activities, materials, supplies, related subcontract expenses, and consulting costs.

Regarding the accounting treatment for reimbursements, GAAP provides limited guidance on the accounting for government grants received by for-profit companies. In accordance with ASC Topic 832, Government Assistance, as adopted January 1, 2022, we disclose certain types of government assistance received in the notes to the consolidated financial statements that includes: a) the nature of the transaction including the nature of the assistance being given, b) the accounting policies being used to account for the transaction and c) other provisions of relevance, where required. Depending on the type of grant or contract, we understand there is more than one acceptable alternative for the accounting treatment – a reduction of costs, a deferred credit to be amortized, revenue or other income. The Company has concluded that reimbursements received for R&D expenses incurred, are more akin to a reduction of costs and applies reimbursements against incurred research costs. There were no reimbursements received for the six months ended June 30, 2024 and 2023.

Net Loss Per Common Stock

Net loss per share of common stock requires presentation of basic earnings per share on the face of the unaudited condensed consolidated statements of operations for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic earnings per share computation. In the accompanying unaudited condensed consolidated financial statements, basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent share arrangements, stock options and warrants unless the result would be antidilutive.

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

For the six months ended June 30, 2024 and 2023, the following common stock equivalents were excluded from the computation of diluted net loss per share as the result of the computation was anti-dilutive.

	June 30,	June 30,
	2024	2023
Convertible notes (Note 5)	80,744	155,378
Warrant (Note 6)	184,000	184,000
Restricted stock units (Note 6)	58,839	10,382
	323,583	349,760

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

During the six months ended June 30, 2023, the Company had a lease agreement which allowed for the use of a laboratory facility for a monthly payment of $6,480. The laboratory lease commenced on October 1, 2018 and expired on October 31, 2023.

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

The following summarizes the ROU lease expense components and cash flow information for the Company’s operating leases:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

Operating lease cost	$22,947	$25,193	$45,894	$42,737
Variable lease cost	9,937	-	20,377	-
Sublease income	(2,163)	(2,121)	(4,326)	(4,242)
Total lease cost	$30,721	$23,072	$61,945	$38,495

Cash paid for operating cash flows from operating leases	$22,707	$23,331	$45,189	$42,771
Right-of-use assets obtained in exchange for new operating lease liability	$-	$-	$-	$365,556

Supplemental balance sheet information related to operating leases was as follows:

	June 30,	December 31,
	2024	2023

Weighted-average remaining lease term (year)	4.18	4.98
Weighted-average discount rate	10.48%	10.46%

Future non-cancelable minimum lease payments under the operating lease liability as of June 30, 2024, are as follows:

Years Ended December 31,
2024 (excluding the six months ended June 30, 2024)	$46,313
2025	94,246
2026	97,074
2027	99,986
2028	68,235
Total future minimum lease payments	405,854
Less: imputed interest	(76,737)
Present value of payments	$329,117

Note 4 – Notes Payable-Related Party

During the three and six months ended June 30, 2023 the Company incurred $2,588 and $6,825, respectively, in interest expense. During the three and six months ended June 30, 2023 principal payments of $139,229 and $685,473, respectively, and accrued interest of $25,917 and $102,373 were paid, respectively, on notes to related parties. The principal and accrued interest for these notes were fully paid by December 31, 2023.

Note 5 – Convertible Notes and Notes Payable

Alto Opportunity Master Fund, SPC

On January 11, 2023, the Company entered into a securities purchase agreement (the “SPA”) with Alto Opportunity Master Fund, SPC – Segregated Master Portfolio B, a Cayman entity (the “Investor”), pursuant to which the Company sold to the Investor a $4,300,000 convertible note (the “Alto Convertible Note”) and warrant (the “Warrant”) to purchase 127,260 shares of common stock, exercisable at $18.80 per share, in exchange for gross proceeds of $3,935,000 (the “Investment Amount”) (See Note 7). The Company determined that the Warrant contains a net cash settlement feature at inception and categorized the Warrant as a liability in the accompanying unaudited condensed consolidated financial statements. The Alto Convertible Note matures on March 11, 2025, but may be extended at the option of the noteholder. The Alto Convertible Note amortizes on a monthly basis and the Company can make such monthly amortization payments in cash or, subject to certain equity conditions, in registered shares of common stock or a combination thereof. Installments may be deferred by the noteholder, resulting in a variable interest rate. However, the effective interest rate is approximately 218% based on the internal rate of return calculated on a series of cash flows that occur at regular intervals. For equity repayment, the Alto Convertible Note is convertible into shares of common stock at a price per share equal to the lower of (i) $18.80, (ii) 90% of the three lowest daily VWAPs of the 15 trading days prior to the payment date, or (iii) 90% of the VWAP of the trading day prior to payment date. The noteholder may convert at any time at a fixed price of $18.80 per share. The noteholder has an acceleration of installment amount conversion option (the “Acceleration Option”), whereby the noteholder, with certain share percentage limitations, can convert to common stock any outstanding installment amount at an amount equal to the installment amount plus five times (5x) the installment amount at any time. The Company has determined the Acceleration Option is an embedded derivative within the host instrument and has bifurcated it from the host instrument and recorded it as a derivative liability valued at $1,442,000 at inception, using a Monte Carlo simulation model (Note 7). The Convertible Note is repayable over 26 months and bears interest at the rate of 5% per annum. Additionally, the note contains certain redemption options and “Make Whole” provisions.

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

During the three and six months ended June 30, 2024, the Company recorded interest expense of $430,685 and $928,200, respectively, which included amortization of debt discount as interest expense of $386,505 and $832,014, respectively. During the three and six months ended June 30, 2024, the Company settled $0 and $235,200 of principal, and settled $0 and $18,783 of accrued interest, which settlements were made in the form of 0 and 78,197 shares of common stock. The Company also settled for cash during the six months ended June 30, 2024 $501,667 of principal and $56,958 of accrued interest for a total of $558,628 of principal and interest paid in cash.

During the three and six months ended June 30, 2023, the Company recorded interest expense of $729,351 and $1,328,682 respectively, which included amortization of debt discount as interest expense of $549,125 and $1,012,177 respectively. During the three and six months ended June 30, 2023, the Company paid $1,527,750 and $1,593,900 of principal, respectively, and paid $220,689 and $240,831, respectively, of accrued interest, which payments were made in the form of 228,489 and 234,864 shares of common stock, respectively, during the three and six months ended June 30, 2023.

As of June 30, 2024, the outstanding principal for the convertible note was $1,517,989 and the debt discount remaining was $691,754, with a net convertible note carrying value of $826,235.

Note 6 – Stockholders’ Equity

Common Stock

During the three and six months ended June 30, 2024, the Company issued:

●	0 and 78,197 shares of common stock to settle $0 and $235,200 of principal and $0 and $18,783 of interest on a convertible note and incurred $0 and $71,315 of loss on settlement, respectively.
●	3,722 and 19,347 shares of common stock issued for vesting of restricted stock units, respectively.

During the three and six months ended June 30, 2023, the Company issued:

●	228,489 and 234,864 shares of common stock to settle $1,527,750 and $1,593,900 of principal and $220,689 and $240,831 of interest, respectively, on a Convertible Note and incurred $415,553 and $433,807 of loss on settlement, respectively.

Warrants

In connection with the January 2023 Alto Convertible Note, Boustead was granted warrants to purchase 8,909 shares of common stock, at an exercise price of $18.80 per share (Note 5). In addition, Alto was granted warrants to purchase 127,260 shares of common stock, at an exercise price of $18.80 per share (Note 5, 7).

A summary of activity regarding all warrants issued for the six months ended June 30, 2024 were as follows:

	Number of	Weighted Average	Average
	Warrants Shares	Exercise Price	Life (years)
Outstanding, December 31, 2023	184,000	$23.20	2.77
Granted	-	-	-
Outstanding, June 30, 2024	184,000	$23.20	2.29

The intrinsic value of the warrants as of June 30, 2024 is $0. All of the outstanding warrants are exercisable as of June 30, 2024.

Equity Incentive Plan

Our 2018 Equity Incentive Plan (the “2018 Plan”) provides for equity incentives to be granted to our employees, executive officers, directors and key advisers and consultants. Equity incentive grants may be made in the form of stock options with an exercise price of not less than the fair market value of the underlying shares as determined pursuant to the 2018 Equity Incentive Plan, restricted stock awards, other stock-based awards, or any combination of the foregoing. The 2018 Equity Incentive Plan is administered by the Company’s compensation committee. We have reserved 3,000,000 shares of our common stock for issuance under the 2018 Equity Incentive Plan. As of June 30, 2024, 138,234 shares have been granted under the 2018 Equity Incentive Plan, of which 79,395 shares have vested.

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

During the three and six months ended June 30, 2024 and 2023, pursuant to agreements with officers and consultants, 28,455 and 53,455, respectively and 4,291 and 7,416 RSUs, respectively with a value of $100,000 and $141,840, respectively, and $47,400 and $95,400, respectively, were granted and compensation expense for RSUs of $182,611 and $57,855, respectively, was incurred. During the three and six months ended June 30, 2024 and 2023, $13,033 and $46,986, respectively, and $41,190 and $41,190, respectively was included in compensation under Research and Development.

As of June 30, 2024, there was $190,779 of unrecognized RSU compensation cost related to non-vested stock-based compensation arrangements which is expected to be recognized over a weighted-average period of 1.97 years.

A summary of activity regarding the Restricted Stock Units issued follows:

	Number of RSUs	Weighted Average Fair Value Per RSU
Outstanding, December 31, 2023	24,731	$11.76
Granted	53,455	2.65
Vested	(19,347)	7.58
Outstanding, June 30, 2024	58,839	$4.87

Rights Offering and Financing Commitment

On February 7, 2024, the Company and its wholly-owned subsidiary, Shuttle Diagnostics, Inc., entered into a securities purchase agreement (the “Purchase Agreement”) with SRO, LLC, a Nevada limited liability company, pursuant to which SRO LLC agreed to commit to purchasing from the Company $2,250,000 of units from the Company, with each Unit consisting of (i) one share of the Company’s common stock, (ii) a warrant to purchase one share of the Company’s common stock exercisable at a purchase price of $18.80 per share, and (iii) a percentage of equity interest in Diagnostics such that, assuming the sale of all $2,250,000 of Units, SRO LLC will own a 22% interest in Diagnostics. Pursuant to the terms of the Purchase Agreement, the Units will be sold at a per Unit price equal to 90% of the VWAP of the Company’s common stock for the five trading days immediately preceding closing. The parties entered into the Purchase Agreement in anticipation of the Company commencing a rights offering (the “Rights Offering”) pursuant to which the Company intends to offer a total of $4,500,000 of Units to existing stockholders, which includes the $2,250,000 of Units being sold to SRO LLC, an entity which is controlled by Keith Moore, Executive Chairman of Boustead & Company Limited, an affiliate of Boustead.

The Company filed an initial registration statement on Form S-1 (the “Form S-1”) with the SEC in April 2024 related to the registration of subscription rights to purchase the Units to be sold in the Rights Offering. The Form S-1 has not been declared effective as of the date these unaudited condensed consolidated financial statements were issued. Upon the Form S-1 being declared effective, the Purchase Agreement allows SRO LLC up to 60 days to raise the initial $2,250,000, which funds will be placed in escrow with Sutter Securities, Inc. (“SSI”), an affiliate of BSL, pursuant to the terms of an escrow agreement entered into between the Company, Shuttle Diagnostics, Inc., BSL and SSI on February 7, 2024 (the “Escrow Agreement”). The funds will remain in escrow up until closing on the Rights Offering. In addition, in the event the Company fails to raise the full $4,500,000 in the Rights Offering, SRO LLC agreed to a backstop commitment pursuant to which it would have the right to purchase any remaining Units not purchased by existing Company stockholders in the Rights Offering, up to an additional $2,250,000 (the “Back-up Contingency”). Unless the parties waive the conditions to closing, in the event the full $4,500,000 is not raised, whether through SRO LLC or through the Company’s existing stockholders, the Company will not close on the offering and any funds raised and held in escrow will be returned to investors.

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

As of June 30, 2024, the Company has incurred $142,000 in costs directly related to the planned Rights Offering and initially deferred these costs as other current assets in the unaudited condensed consolidated balance sheet. However, since that date, the Rights Offering has not been consummated and, therefore, the deferred costs have been expensed. As of June 30, 2024, there were no deferred costs recorded on the Company’s unaudited condensed consolidated balance sheet. Subsequent to June 30, 2024, the Company is pursuing other financing options.

Note 7 – Derivative Liabilities

Fair Value Assumptions Used in Accounting for Derivative Liabilities

ASC 815 requires us to assess the fair market value of derivative liabilities at the end of each reporting period and recognize any change in the fair market value as other income or expense.

In January 2023, in connection with the Alto Convertible Note, the Company issued warrants to purchase 127,260 shares of common stock, with an exercise price of $18.80 per share, valued at inception at $1,189,000 and as of June 30, 2024, at $359,919. The Company determined our derivative liabilities from the warrants issued in relation to the Alto Convertible Note do not satisfy the classification as equity instruments due to the existence of a certain net cash settlement provision that is not within the sole control of the Company. In addition, there are certain down round provisions that could reduce the exercise price if the Company issues securities at lower prices in the future.

The Company has determined the Acceleration Option is an embedded derivative within the host instrument and has bifurcated it from the host instrument and recorded it as a derivative liability valued at $1,442,000, using a Monte Carlo simulation model. The Company determined our derivative liability from the noteholder’s Acceleration Option for the Alto Convertible Note is not clearly and closely related to the host and should be thus accounted for as a bifurcated derivative liability.

The Company classified these derivative liabilities as a Level 3 fair value measurement and used the Monte Carlo pricing model to calculate the fair value as of January 11, 2023 ($2,631,000 included in debt discount) and June 30, 2024 ($360,423). Key inputs for the simulation are summarized below. The Monte Carlo simulation uses an implied VWAP for the January 11, 2023 valuation date. The implied VWAP was backsolved by setting the summation of the parts (e.g., derivatives and debt without derivatives) equal to the cash proceeds. The simulation was then iterated and manipulated to solve for the implied share price, which was approximately $12.64 per share (or an approximate 14% discount to the quoted market VWAP on January 11, 2023).

The key inputs for the Monte Carlo simulation as of June 30, 2024, were as follows:

Net cash settlement and down round key valuation inputs – warrants*
Annualized volatility	89.76% - 99.20%
Risk-free interest rate	4.61% - 5.48%
Quoted VWAP	$3.12
Exercise price	$18.80
Probability assessment	2.5% - 30%
Illiquidity discount	-15%
Time period (years)	0.11 - 2.53

*	Based on a Monte Carlo simulation analysis of 250,000 iterations

Acceleration option key valuation inputs*
Annualized volatility	64.76% - 74.98%
Risk-free interest rate	5.23% - 5.48%
Quoted VWAP	$3.12
Illiquidity discount	-15%
Time period (years)	0 - 0.7

*	Based on a Monte Carlo simulation analysis of 250,000 iterations

The following table summarizes the changes in the derivative liabilities:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Warrants	Accelerated Feature
Balance - December 31, 2023	$410,660	$3,852
Gain on change in fair value	(196,045)	(1,817)
Balance - March 31, 2024	$214,615	$2,035
(Gain) loss on change in fair value	145,304	(1,531)
Balance - June 30, 2024	$359,919	$504

Note 8 – Related Party transactions

On September 14, 2022, we entered into a manufacturing agreement with TCG GreenChem, Inc. (“TCG GreenChem”), the U.S. subsidiary of TCG Lifesciences Pvt Ltd., a global contract research and manufacturing services company located in India. Dr. Chis Senanayake, one of our independent directors, is CEO and CSO of TCG GreenChem and CSO of TCG Lifesciences Pvt Ltd. TCG GreenChem was contracted for process research, development and cGMP compliant manufacture of IPdR. During the six months ended June 30, 2024 and 2023, the Company expensed $0 and $608,000, respectively, related to these services.

Note 9 – Subsequent Events

See Note 2, Summary of Significant Accounting Policies, Reverse Stock Split, above.

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

Alliance Global Partners

On July 30, 2024, the Company engaged A.G. P./Alliance Global Partners (“AGP”) to serve as exclusive underwriter, placement agent or advisor in any public or private offering or financing (as defined, the “Offering”) of up to $10.0 million.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis should be read in conjunction with our unaudited financial statements and the related notes thereto included elsewhere in this quarterly report, and the audited consolidated financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on March 21, 2024. The Management’s Discussion and Analysis contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations, and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future-tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements in this quarterly report. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors including, but not limited to, those noted under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and in subsequent reports that we file with the U.S. Securities and Exchange Commission (the “SEC”).

We do not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this quarterly report, except as required by U.S. federal securities laws.

Overview

Founded by Georgetown University Medical School faculty members, Shuttle Pharmaceuticals Holdings, Inc. (“Shuttle” or the “Company”) is a discovery and development stage pharmaceutical company leveraging our proprietary technology to develop novel therapies that are designed to cure cancer. Originally formed as Shuttle Pharmaceuticals, LLC in 2012, our goal is to extend the benefits of cancer treatments by leveraging insights into cancer therapy with surgery, radiation therapy, chemotherapy and immunotherapy. While there are several therapies being developed with the goal of curing cancer, one of the most effective and proven approaches to this is radiation therapy (RT). We are developing a pipeline of products designed to address the limitations of the current standard of cancer therapies. We believe that our product candidates will enable us to deliver cancer treatments that are safer, more reliable and at a greater scale than that available with the current standard of care.

Operations to date have focused on continuing our research and development efforts to advance Ropidoxuridine clinical testing and improved drug formulation, to advance HDAC6 inhibitor (SP-2-225) preclinical development and explore new Small Business Innovation Research (SBIR) contract work on predictive biomarkers of radiation response, as well as prostate cell lines for health disparities research. We have received SBIR contract funding from the National Institutes of Health (“NIH”) for the aforementioned projects. The clinical development of Ropidoxuridine has shown drug bioavailability and a maximum tolerated dose has been established for use in Phase 2 clinical trials. TCG GreenChem, Inc. (“TCG GreenChem”), with whom we have contracted for process research, development and cGMP compliant manufacture of IPdR, has successfully completed the manufacturing campaign for the active pharmaceutical ingredient (API) of Ropidoxuridine for use in the Company’s upcoming Phase 2 clinical trial in brain cancer patients undergoing radiation therapy. Shuttle has also worked with University of Iowa Pharmaceuticals to develop the formulation and produce the capsules, which have been shipped to contract research organization (CRO) Theradex Oncology for distribution to clinical trial sites. Both activities have now been completed. In addition, Shuttle received approval from the FDA to begin the clinical trial. The FDA made recommendations to expand the clinical trial and we agreed with the recommendation. Meetings with clinical sites to review the protocol documents have occurred and FDA required Institutional Review Board approval has been received from the central internal review board, or IRB. With FDA recommended changes incorporated into the revised protocol, the Company believes it remains on track to commence the Phase 2 clinical study in the second quarter of 2024. The radiation biomarker project and the health disparities project have each been completed and the company is following up with plans for clinical validation and potential commercialization. Changes in operational, administrative, legal and professional expenses related to our operations are set forth in more detail in the discussion below.

Reverse Stock Split

On August 13, 2024, in order to meet Nasdaq’s minimum bid price requirement of $1.00 per share (the “Minimum Bid Price Requirement”), the Company effectuated a 1-for-8 reverse stock split of its issued and outstanding common stock, rounding up to account for any fractional shares (the “Reverse Stock Split”). The Reverse Stock Split had no effect on the Company’s authorized shares of common stock or preferred stock. Following the reverse stock split on August 13, 2024, the Company had a total of 2,111,235 shares issued and outstanding (or 2,106,233 on a post-split basis as of June 30, 2024). All share, option, warrant and per share amounts (except our authorized outstanding) have been retroactively restated in these financial statements and related disclosures.

Results of Operations

Comparison of the three months ended June 30, 2024 and 2023

The following table summarizes the results of our operations:

	Three Months Ended
	June 30,
	2024	2023	Change	%
Revenue	$-	$-	$-	-
Operating expenses:
Research and development	645,719	839,665	(193,946)	(23)%
General and administrative	310,038	209,279	100,759	48%
Legal and professional	526,877	416,688	110,189	26%
Total operating expenses and loss from operations	1,482,634	1,465,632	17,002	1%
Other income (expense):
Interest expense - related parties	-	(2,588)	2,588	(100)%
Interest expense	(430,685)	(729,351)	298,666	(41)%
Gain on sale of marketable securities	39,683	1,744	37,939	2,175%
Change in fair value of marketable securities	(27,964)	(26,534)	(1,430)	5%
Interest income	14,158	19,267	(5,109)	(27)%
Change in fair value of derivative liabilities	(143,773)	434,275	(578,048)	(133)%
Loss on settlement of convertible debt	-	(415,553)	415,553	(100)%
Total other expense	(548,581)	(718,740)	170,159	(24)%
Net loss	$(2,031,215)	$(2,184,372)	$153,157	(7)%

Research and Development. Research and development (“R&D”) expense was $0.6 million for the three months ended June 30, 2024, as compared to $0.8 million for three months ended June 30, 2023. The decrease of $0.2 million, or 23%, is primarily related to the Company having completed production of the drug product and waiting for the initiation of trials.

R&D compensation related expenses were $0.3 million in the three months ended June 30, 2024 as compared to $0.3 million in the three months ended June 30, 2023. Compensation related expenses were 48% for the three months ended June 30, 2024, representing an increase from 39% of total R&D in the three months ended June 30, 2023. Subcontract work made up 42% of total R&D expenses in the three months ended June 30, 2024 and 56% of total R&D expenses during the three months ended June 30, 2023.

General and Administrative Expenses. General and Administrative expenses in the three months ended June 30, 2024 increased by $0.1 million, or 48% to $0.3 million in the three months ended June 30, 2024, compared to $0.2 million in the three months ended June 30, 2023.

Legal and Professional Expenses. During the three months ended June 30, 2024, legal and professional expenses increased by $0.1 million or 26% to $0.5 million compared to $0.4 million in the same period in the prior year. The increase in legal and professional fees was primarily due to increases in our expenses related to our public filing requirements, contracts and financing related work.

Other Income Expense. Other expense was $0.5 million for the three months ended June 30, 2024, which consisted of $0.4 million in interest expense on convertible loans, interest income of $14 thousand, change in marketable securities of $28 thousand, and a loss on change in fair value of derivative liabilities of $0.1 million. Other income was $0.7 million for the three months ended June 30, 2023, which consisted of $0.7 million in interest expense on convertible loans, $3 thousand in interest expense on related party loans, interest income of $19 thousand, loss on settlement of convertible debt of $0.4 million, unrealized loss on marketable securities of $26 thousand, and a gain on change in fair value of derivative liability of $0.4 million. The $0.4 million gain in fair value of derivative liability resulted from the fair value measurement using the Monte Carlo pricing model and the impact of the decrease in the market price of warrant shares.

Comparison of the six months ended June 30, 2024 and 2023

The following table summarizes the results of our operations:

	Six Months Ended
	June 30,
	2024	2023	Change	%
Revenue	$-	$-	$-	-
Operating expenses:
Research and development	1,231,823	1,761,466	(529,643)	(30%)
General and administrative	634,647	464,633	170,014	37%
Legal and professional	1,001,011	784,312	216,699	28%
Total operating expenses and loss of operations	2,867,481	3,010,411	(142,930)	(5%)
Other income (expense):
Interest expense - related parties	-	(6,825)	6,825	(100%)
Interest expense	(928,200)	(1,328,682)	400,482	(30%)
Interest income	35,611	35,955	(344)	(1%)
Finance fee	-	(104,245)	104,245	(100%)
Change in fair value of derivative liabilities	54,089	1,675,275	(1,621,186)	(97%)
Gain on sale of marketable securities	43,720	1,744	41,976	2,407%
Change in fair value of marketable securities	(28,670)	11,528	(40,198)	(349%)
Loss on settlement of convertible debt	(71,315)	(433,807)	362,492	(84%)
Total other expense	(894,765)	(149,057)	(745,708)	500%
Net loss	$(3,762,246)	$(3,159,468)	$(602,778)	19%

Research and Development. Research and development (“R&D”) expense was $1.2 million for the six months ended June 30, 2024, as compared to $1.8 million for six months ended June 30, 2023. The decrease of $0.5 million, or 30%, is primarily related to the Company having completed production of the drug product and waiting for the initiation of trials.

R&D compensation related expenses were $0.6 million in the six months ended June 30, 2024 as compared to $0.9 million in the six months ended June 30, 2023. Compensation related expenses were 52% for the six months ended June 30, 2024, representing an increase from 51% of total R&D in the six months ended June 30, 2023. Subcontract work made up 38% of total R&D expenses in the six months ended June 30, 2024 and 56% of total R&D expenses during the six months ended June 30, 2023.

General and Administrative Expenses. General and Administrative expenses in the six months ended June 30, 2024 increased by $0.2 million, or 37% to $0.6 million in the six months ended June 30, 2024. The increase in general and administrative expenses was primarily due to a restricted stock-based grant to an officer of the Company valued at $42 thousand, and increases in marketing, advertising and filing expenses.

Legal and Professional Expenses. During the six months ended June 30, 2024, legal and professional expenses increased by $0.2 million or 28%. The increase in legal and professional fees was primarily due to increases in our expenses related to our public filing requirements, contracts and financing related work.

Other Income Expense. Other expense was $0.9 million for the six months ended June 30, 2024, which consisted of $0.9 million in interest expense on convertible loans, interest income of $36 thousand, loss on settlement of convertible debt of $71 thousand, change in marketable securities of $29 thousand, and a gain on change in fair value of derivative liabilities of $54 thousand. Other expense was $0.1 million for the six months ended June 30, 2023, which consisted of $1.3 million in interest expense on convertible loans, $7 thousand in interest expense on related party loans, interest income of $36 thousand, finance fee on convertible loans of $0.1 million, loss on settlement of convertible debt of $0.4 million, gain on sale of marketable securities of $2 thousand, unrealized gain on marketable securities of $12 thousand, and a gain on change in fair value of derivative liabilities of $1.7 million. The $1.7 million gain in fair value of derivative liability resulted from the fair value measurement using the Monte Carlo pricing model and the impact of the decrease in the market price of warrant shares.

Liquidity and Capital Resources

Our unaudited condensed consolidated financial statements are prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred losses since inception and has a net loss of approximately $3.8 million and no revenues for the six months ended June 30, 2024 and has working capital of approximately $1.1 million as of June 30, 2024. In addition, the convertible note payable outstanding at June 30, 2024 includes covenants and certain cash payment requirements. On July 12, 2024, the Company informed the investor of its convertible note that the Company’s expected restatement of its financial statements for the years ended December 31, 2022 and 2023 constituted an event of default under the terms of the convertible note. On August 6, 2024, the Company paid $0.6 million to the investor of the convertible note and received a waiver from the investor related to the default. The funds paid are restricted and will be held as collateral to the balance owed under the convertible note (see Note 9). These conditions, and the Company’s ability to comply with such conditions, raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the unaudited condensed consolidated financial statements are issued.

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

The IPO and subsequent capital raise have supported operations, the manufacture of drug product and FDA approval of the IND for the Phase 2 clinical trial of Ropidoxuridine and radiation therapy in glioblastoma. The FDA recommended and the Company agreed to an expansion of the clinical trial, necessitating additional capital to complete the trial as well as fund ongoing operations. As a result, management has submitted an application for a SBIR grant for non-dilutive funding for pre-clinical project through the NIH. The Phase II clinical trial was also approved by the Institutional Review Board “IRB” in June, 2024. In August 2024, the Company took action to pursue a separate capital raise of up to $10.0 million and entered into a work order with a contract research organization (“CRO”) for purposes of supporting the Company’s Phase II Study of Ropidoxuridine. Under the terms of the work order, the CRO will oversee the studies for a period of 53 months in exchange for a fee of approximately $2.3 million, payable in stages and based upon services performed during the study. The ability of the Company to continue as a going concern is dependent upon its ability to successfully raise additional equity or debt financing to allow it to fund ongoing operations, conduct clinical trials and bring a drug candidate to commercialization to generate revenues.

The accompanying unaudited condensed consolidated financial statements do not include any adjustments to reflect the future effects on the recoverability and classification of assets or the amounts and classification of liabilities if the Company is unable to continue as a going concern.

Balance Sheet Data:

	June 30,	December 31,
	2024	2023	Change	%
Current assets	$2,485,333	$5,593,005	$(3,107,672)	(56)%
Current liabilities	1,384,620	1,042,237	342,383	33%
Working capital	$1,100,713	$4,550,768	$(3,450,055)	(76)%

As of June 30, 2024, total current assets were $2.5 million and total current liabilities were $1.4 million, resulting in working capital of $1.1 million. As of December 31, 2023, total current assets were $5.6 million and total current liabilities were $1.0 million, resulting in a working capital of $4.6 million. As of June 30, 2024, the current assets primarily resulted from $0.7 million cash and $1.6 million marketable securities, with the decrease from December 31, 2023 being primarily due to ongoing cash burn from our R&D programs, filing expenses and general operations. The increase in current liabilities is primarily due to the current portion of the $1.0 million convertible note and accrued interest that increased $0.3 million and an increase in accounts payable of $82 thousand.

Cash Flows from Operating Activities

	Six Months Ended
	June 30,
	2024	2023	Change	%
Cash used in operating activities	$(2,638,425)	$(2,984,039)	$345,614	(12)%
Cash provided by (used in) investing activities	$1,259,270	$(2,890,905)	$4,150,175	(144)%
Cash provided by (used in) financing activities	$(501,667)	$2,904,527	$(3,406,194)	(117)%
Cash on hand	$695,594	$5,446,786	$(4,751,192)	(87)%

To date, we have not generated positive cash flows from operating activities. For the six months ended June 30, 2024, net cash flows used in operating activities was $2.6 million, consisting of a net loss of $3.8 million, increased by a gain on change in derivative liabilities of $54 thousand, offset by amortization of debt discount of $0.8 million, loss on settlement of convertible debt of $71 thousand, accrued interest settled with common stock of $19 thousand, stock-based compensation of $183 thousand and increased by a net change in working capital of $85 thousand. For the six months ended June 30, 2023, net cash flows used in operating activities was $3.0 million, consisting of a net loss of $3.2 million, increased by a gain on change in derivative liabilities of $1.7 million, offset by amortization of debt discount of $1.1 million, loss on settlement of convertible debt of $0.4 million, accrued interest settled with common stock of $0.2 million, stock-based compensation of $58 thousand and further reduced by a net change in working capital of $12 thousand.

Cash Flows from Investing Activities

For the six months ended June 30, 2024, we invested in trading marketable securities for $36 thousand and received $1.3 million in proceeds from disposition of marketable securities. For the six months ended June 30, 2023, we invested in trading marketable securities for $3.0 million and received $80 thousand in proceeds from disposition of marketable securities.

Cash Flows from Financing Activities

For the six months ended June 30, 2024, we paid $0.5 million related to payments on a convertible note. For the six months ended June 30, 2023, we received a net of $3.6 million from the sale and issuance of a convertible note payable and warrants and repaid $0.7 million in related party notes payable.

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

Critical Accounting Policies and Significant Judgments and Estimates

This discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. While our significant accounting policies are described in more detail in the notes to our unaudited condensed consolidated financial statements included elsewhere in this report, we believe that the following accounting policies are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

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

Fair Value of Financial Instruments

We evaluate all of our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the unaudited condensed consolidated statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities are evaluated at the end of each reporting period.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Securities Exchange Act of 1934, as amended, or the Exchange Act Rule 15d-15(e)) are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of June 30, 2024, our management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Such evaluation was carried out under the supervision of our Chief Executive Officer with the participation of our President and Chief Operating Officer, and our Chief Financial Officer, and our third party financial service provider. Based on this evaluation, management concluded that our disclosure controls and procedures were, and continue to be, ineffective as of June 30, 2024. Based on the foregoing, our management concluded that our internal controls over the following financial reporting areas to be material weaknesses:

●	Our written accounting policies and documentation of management’s contemplation of the accounting treatment and implications over significant unusual transactions, including complex accounting associated with debt and equity transactions, was limited and resulted in ineffective monitoring of financial reporting. These were contributing factors which lead to untimely filings.
●	Due to our size and stage of development, segregation of all conflicting duties may not always be possible and may not be economically feasible. During the reporting period, we lacked sufficient review procedures and segregation of duties such that a proper review had not been performed by someone other than a preparer, including manual journal entries, and that process documentation is lacking for review and monitoring controls over financial statements close process and financial reporting.
●	As a result of the Company’s evolution since the date of our initial formation, when we were focused on NIH SBIR research contracts with related costing allocation allowances until when we completed our IPO and continued our development process, management has lacked a formal process to identify and properly classify operating expenses such as R&D.
●	We identified findings related to overall information technology general controls including issues with access and segregation of duties for systems supporting the Company’s internal control processes and controls.
●	Our accounting policies and oversight regarding certain technical aspects of financial reporting for stock-based compensation transactions, particularly relating to grant date valuations and expense attribution, was also limited and resulted in the incorrect recording of related compensation expense and related disclosures.

Except as noted below, there has been no change in the Company’s internal control over financial reporting during the three months ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting. Management will continue to monitor and evaluate the effectiveness of our internal controls and procedures over financial reporting on an ongoing basis and is committed to taking further action and implementing additional improvements as necessary.

Management’s Remediation Measures

The aforementioned material weaknesses were identified in 2023 and 2024 and the ineffective monitoring of financial reporting weaknesses resulted in the Company needing to restate its 2023 and 2022 financial statements. While the Company has improved its organizational capabilities, the Company’s remediation efforts will continue to take place. Management is committed to maintaining a strong internal control environment. In response to the identified material weaknesses in the overall control environment, management is currently implementing additional measures which include:

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not presently party to any pending or other threatened legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results, although from time to time, we may become involved in legal proceedings in the ordinary course of business. We maintain insurance policies in amounts and with the coverage and deductibles we believe are adequate, based on the nature and risks of our business, historical experience and industry standards.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

Director and Officer Trading Arrangements.

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

3.4	Second Amended and Restated By-Laws (incorporated by reference to Exhibit 3.1 to the current Report on Form 8-K filed on November 1, 2022).
3.5	Certificate of Amendment to Amended and Restated Certificate of Incorporation, effective August 13, 2024 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K dated filed on August 7, 2024).
4.1	Form of Convertible Note, dated January 11, 2023, issued by Shuttle Pharmaceuticals Holdings, Inc. to Alto Capital Master Fund, SPC – Segregated Master Portfolio B (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed January 12, 2023).
4.2	Form of Warrant, dated January 11, 2023, issued by Shuttle Pharmaceuticals Holdings, Inc. to Alto Capital Master Fund, SPC – Segregated Master Portfolio B (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed January 12, 2023).
10.1	Employment Agreement, dated June 13, 2024, between Shuttle Pharmaceuticals Holdings, Inc. and Timothy J. Lorber (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed June 18, 2024).
10.2	Amendment Agreement, dated August 6, 2024, between Shuttle Pharmaceuticals Holdings, Inc., Shuttle Pharmaceuticals, Inc. and Alto Opportunity Master Fund, SPC – Segregated Master Portfolio B (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 7, 2024).
10.3	Work Order, dated August 8, 2024, between Shuttle Pharmaceuticals, Inc. and Theradex Systems, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 14, 2024).
10.4	Master Services Agreement, dated November 1, 2018, between Shuttle Pharmaceuticals, Inc. and Theradex Systems, Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on August 14, 2024).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Schema Document
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Definition Linkbase Data
101.LAB	Inline XBRL Taxonomy Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

**Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHUTTLE PHARMACEUTICALS HOLDINGS, INC.

September 3, 2024	By:	/s/ Anatoly Dritschilo
Anatoly Dritschilo, M.D.
Chief Executive Officer

September 3, 2024	By:	/s/ Timothy J. Lorber,
Timothy J. Lorber Chief Financial Officer

