Form 10-Q
period 2024-09-30
Shuttle Pharmaceuticals Holdings, Inc.
filed 2024-11-13
CIK 1757499

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

The number of shares outstanding of the registrant’s common stock on November 13, 2024 was 3,664,919

TABLE OF CONTENTS

		Page No.

	PART I. Financial Information

Item 1.	Unaudited Condensed Consolidated Financial Statements	3

	Unaudited Condensed Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023	3

	Unaudited Condensed Consolidated Statements of Operations for the Three and Nine Months ended September 30, 2024 and 2023	4

	Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the Three and Nine Months Ended September 30, 2024 and 2023	5

	Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2024 and 2023	6

	Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27

Item 4.	Controls and Procedures	27

	PART II. Other Information

Item 1.	Legal Proceedings	28

Item 1A.	Risk Factors	28

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 3.	Defaults Upon Senior Securities	29

Item 4.	Mine Safety Disclosures	29

Item 5.	Other Information	29

Item 6.	Exhibits	29

	Signatures	30

PART I. Financial Information

Item 1. Unaudited Condensed Consolidated Financial Statements

Shuttle Pharmaceuticals Holdings, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2024	2023
Assets
Current assets
Cash and cash equivalents	$156,656	$2,576,416
Prepaid expenses	103,040	114,473
Marketable securities	-	2,887,215
Accrued interest income	4	14,901
Deferred costs	101,651	-
Total Current Assets	361,351	5,593,005
Property and equipment, net	21,160	24,827
Operating lease right-of-use asset	291,057	333,904
Total Assets	$673,568	$5,951,736

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued expenses	$1,348,444	$282,860
Accounts payable and accrued expenses related party	-	446
Accrued interest payable	-	110,453
Accrued interest payable - related parties	2,137	-
Notes payable to related parties	250,000	-
Convertible notes payable, net	-	595,999
Operating lease liability	58,652	52,479
Total Current Liabilities	1,659,233	1,042,237
Convertible notes payable non-current, net	-	135,089
Derivative liability	74,107	414,512
Operating lease liability non-current	255,605	304,127
Total Liabilities	1,988,945	1,895,965

Stockholders’ Equity (Deficit)
Series A Convertible Preferred Stock, $0.00001 par value; $1,000 per share liquidation value; 20,000,000 shares authorized; no shares outstanding	-	-
Common stock, $0.00001 par value; 100,000,000 shares authorized; 2,946,099 and 2,008,689 shares issued and outstanding, respectively	29	20
Additional paid in capital	31,664,226	29,489,055
Accumulated deficit	(32,979,632)	(25,433,304)
Total Stockholders’ Equity (Deficit)	(1,315,377)	4,055,771
Total Liabilities and Stockholders’ Equity (Deficit)	$673,568	$5,951,736

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Shuttle Pharmaceuticals Holdings, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

Revenue	$-	$-	$-	$-

Operating expenses
Research and development	1,400,564	1,045,177	2,632,387	2,806,644
General and administrative	328,995	265,553	963,642	730,186
Legal and professional	1,322,002	288,416	2,323,013	1,072,728
Total operating expenses	3,051,561	1,599,146	5,919,042	4,609,558

Loss from operations	(3,051,561)	(1,599,146)	(5,919,042)	(4,609,558)

Other income (expense)
Interest expense - related parties	(2,137)	-	(2,137)	(6,825)
Interest expense	(270,538)	(623,465)	(1,198,738)	(1,952,147)
Interest income	2,524	20,765	38,135	56,720
Finance fee	-	-	-	(104,245)
Change in fair value of derivative liabilities	286,316	442,900	340,405	2,118,175
Gain on sale of marketable securities	56,398	-	100,118	1,744
Change in fair value of marketable securities	(42,898)	9,606	(71,568)	21,134
Loss on settlement of convertible debt	(762,186)	(43,414)	(833,501)	(477,221)
Total other income (expense)	(732,521)	(193,608)	(1,627,286)	(342,665)

Net loss attributable to common stockholders	$(3,784,082)	$(1,792,754)	$(7,546,328)	$(4,952,223)

Weighted average common shares outstanding - basic and diluted	2,384,177	1,969,904	2,189,366	1,820,006
Net loss per shares - basic and diluted	$(1.59)	$(0.91)	$(3.45)	$(2.72)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Shuttle Pharmaceuticals Holdings, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(Unaudited)

For the Nine Months Ended September 30, 2024

			Additional		Total
	Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance - December 31, 2023	2,008,689	$20	$29,489,055	$(25,433,304)	$4,055,771

Common stock issued for conversion of accrued interest and principal	78,197	1	325,297	-	325,298
Common stock issued for restricted stock units	15,625	-	-	-	-
Stock-based compensation	-	-	111,449	-	111,449
Net loss	-	-	-	(1,731,031)	(1,731,031)
Balance - March 31, 2024	2,102,511	21	29,925,801	(27,164,335)	2,761,487

Common stock issued for restricted stock units	3,722	-	-	-	-
Stock-based compensation	-	-	71,162	-	71,162
Net loss	-	-	-	(2,031,215)	(2,031,215)
Balance - June 30, 2024	2,106,233	$21	$29,996,963	$(29,195,550)	$801,434

Common stock issued for conversion of convertible debt accrued interest and principal	719,148	7	1,621,989	-	1,621,996
Common stock issued for restricted stock units	5,002	-	-	-	-
Common stock issued for reverse stock split fractional share round up	115,716	1	(1)	-	-
Stock-based compensation	-	-	45,275	-	45,275
Net loss	-	-	-	(3,784,082)	(3,784,082)
Balance - September 30, 2024	2,946,099	$29	$31,664,226	$(32,979,632)	$(1,315,377)

For the Nine Months Ended September 30, 2023

			Additional		Total
	Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance - December 31, 2022	1,700,414	17	$26,518,433	$(18,840,581)	$7,677,869

Warrants issued for financing costs, net of issuance fees of $8,727	-	-	90,816	-	90,816
Common stock issued for conversion of accrued interest and principal	6,375	-	104,547	-	104,547
Stock-based compensation	-	-	8,333	-	8,333
Net loss	-	-	-	(975,097)	(975,097)
Balance - March 31, 2023	1,706,789	17	26,722,129	(19,815,678)	6,906,468

Common stock issued for conversion of accrued interest and principal	228,489	2	2,163,990	-	2,163,992
Stock-based compensation	-	-	49,522	-	49,522
Net loss	-	-	-	(2,184,372)	(2,184,372)
Balance - June 30, 2023	1,935,278	$19	$28,935,641	$(22,000,050)	$6,935,610

Common stock issued for conversion of convertible debt accrued interest and principal	62,761	1	429,309	-	429,310
Common stock issued for restricted stock units	1,876	-	-	-	-
Stock-based compensation	-	-	37,583	-	37,583
Net loss	-	-	-	(1,792,754)	(1,792,754)
Balance - September 30, 2023	1,999,915	$20	$29,402,533	$(23,792,804)	$5,609,749

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Shuttle Pharmaceuticals Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,546,328)	$(4,952,223)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,667	4,828
Change in fair value of derivative liabilities	(340,405)	(2,118,175)
Amortization of debt discount and finance fees	1,079,444	1,654,724
Gain on marketable securities	(100,118)	(1,744)
Change in fair value of marketable securities	71,568	(21,134)
Accrued interest settled with common stock	54,670	294,927
Loss on settlement of convertible debt	833,501	477,221
Stock-based compensation	227,886	95,438
Changes in operating assets and liabilities:
Accrued interest income	14,897	(12,435)
Prepaid expenses	11,433	(8,956)
Accounts payable and accrued expenses	1,065,584	63,255
Accounts payable and accrued expenses - related parties	(446)	(12,500)
Accrued interest payable	(15,056)	106,578
Accrued interest payable - related parties	2,137	(98,135)
Change in operating lease asset and liability	498	9,358
Net cash used in operating activities	(4,637,068)	(4,518,973)
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in marketable securities	(43,587)	(2,977,714)
Proceeds from disposition of marketable securities	2,959,352	80,000
Purchase of equipment	-	(19,046)
Net cash used in investing activities	2,915,765	(2,916,760)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable-related party	250,000	-
Repayment of note payable-related party	-	(685,473)
Proceeds from convertible notes payable and warrants	-	3,935,000
Payment for finance costs related to convertible note payable	-	(345,000)
Payment for finance costs	(101,651)	-
Payment of convertible note payable	(846,806)	-
Net cash provided by financing activities	(698,457)	2,904,527
Net change in cash and cash equivalents	(2,419,760)	(4,531,206)
Cash and cash equivalents, beginning of period	2,576,416	8,417,203
Cash and cash equivalents, end of period	$156,656	$3,885,997
Cash paid for:
Interest	$79,682	$102,373
Income taxes	$-	$-
Supplemental non-cash financing activities:
Common stock issued for settlement of debt	$1,947,294	$2,697,849
Warrants issued for financing fees, net of issuance fees of $0 and $8,727, respectively	$-	$90,816
Initial recognition of right of use asset and liability	$-	$365,556

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Shuttle Pharmaceuticals Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2024

Note 1 – Organization and Liquidity

Organization and Line of Business

Shuttle Pharmaceuticals Holdings, Inc. (“we,” “us,” “our,” or the “Company”) was originally formed as Shuttle Pharmaceuticals, LLC in the State of Maryland on December 18, 2012. On August 12, 2016, the Company filed articles of conversion with the State of Maryland to convert from an LLC to a C corporation, at which time the Company changed its name to Shuttle Pharmaceuticals, Inc. (“Shuttle”). In connection with the conversion the Company issued 5,625,000 shares of common stock in exchange for 100% of the outstanding membership interests in Shuttle prior to conversion. On June 4, 2018, Shuttle completed a reverse merger with Shuttle Pharmaceuticals Holdings, Inc. (then known as Shuttle Pharma Acquisition Corp, Inc.), a Delaware corporation, pursuant to which Shuttle, our operating entity, became a wholly-owned subsidiary of the Company. All share numbers referenced herein reflect a 1-for-8 reverse split of our common stock on a post-split basis, which was effective as of August 13, 2024 (see Note 2).

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

Liquidity and Going Concern

Our unaudited condensed consolidated financial statements are prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred losses since inception and has a net loss of approximately $7.5 million and no revenues for the nine months ended September 30, 2024 and has a working capital deficit of approximately $1.3 million as of September 30, 2024. The Company does not expect to generate positive cash flows from operating activities in the near future.

In September 2024, the Company’s CEO provided $250 thousand to the Company in exchange for a promissory note repayable in equal monthly installments of principal and interest over a term of one year. In October 2024, the Company completed an offering of senior secured convertible bridge notes, receiving $790 thousand in cash. The notes have a term of one-year and were accompanied by 329,461 warrants with a weighted-average exercise price of $1.42. Also in October 2024, the Company completed an equity raise that provided $3.9 million net cash for the issuance of 2.9 million shares / pre-funded warrants, and by 2.9 million warrants with an exercise price of $1.40. However, the Company’s existing cash resources and the cash received from the equity offering and senior convertible note are not expected to provide sufficient funds to carry out the Company’s operations and clinical trials through the next twelve months.

The Company’s capital raises have to date supported operations, the manufacture of drug product and FDA approval of the IND for the Phase II clinical trial of Ropidoxuridine and radiation therapy in glioblastoma and other radiation sensitizer discovery and therapy. The FDA recommended and the Company agreed to an expansion of the Phase II clinical trial, necessitating additional capital to complete the trial as well as fund ongoing operations. Additionally, the Phase II clinical trial of Ropidoxuridine has evolved with finalized agreements with all six of the planned site enrollment locations to administer the Phase II clinical trial of Ropidoxuridine and the enrollment of the first three patients.

The ability of the Company to continue as a going concern is dependent upon its ability to continue to successfully raise additional equity or debt financing to allow it to fund ongoing operations, conduct clinical trials and bring a drug candidate to commercialization to generate revenues. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the unaudited condensed consolidated financial statements are issued.

The accompanying unaudited condensed consolidated financial statements do not include any adjustments to reflect the future effects on the recoverability and classification of assets or the amounts and classification of liabilities if the Company is unable to continue as a going concern.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and notes required by GAAP for annual financial statements. A complete discussion of the Company’s significant accounting policies is included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2023.

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all of the adjustments necessary to present the financial position of the Company as of September 30, 2024 and the results of operations and cash flows for the periods presented. The accompanying condensed consolidated financial statements of the Company have not been audited by the Company’s independent registered public accounting firm, except that the year-end consolidated balance sheet was derived from audited financial statements. The results of operations for the nine months ended September 30, 2024 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited condensed consolidated financial statements should be read in conjunction with the restated financial statements and related notes thereto for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K/A filed with the SEC on September 4, 2024.

Reverse Stock Split

On August 13, 2024, in order to meet Nasdaq’s minimum bid price requirement of $1.00 per share (the “Minimum Bid Price Requirement”), the Company effectuated a 1-for-8 reverse stock split of its issued and outstanding common stock, rounding up to account for any fractional shares (the “Reverse Stock Split”). The Reverse Stock Split had no effect on the Company’s authorized shares of common stock or preferred stock and the par value will remain unchanged at $0.00001, respectively. All common stock share, option, warrant and per share amounts (except our authorized but unissued shares and previously reserved shares) have been retroactively adjusted in these financial statements and related disclosures.

Basis of Consolidation

The unaudited condensed consolidated financial statements have been prepared on a consolidated basis with those of the Company’s wholly-owned subsidiaries, Shuttle Pharmaceuticals, Inc. and Shuttle Diagnostics Inc. All intercompany transactions and balances have been eliminated.

Correction of an Immaterial Error in the Prior Period Financial Statements

During the fourth quarter of 2023, the Company determined that the prior year consolidated financial statements had a misstatement caused by an immaterial classification error of certain research and development expenses in accordance with Accounting Standards Codification (“ASC”) 730. As a result, certain prior year amounts have been corrected for consistency with the current year presentation. The Company assessed the materiality of this change in presentation on prior period consolidated financial statements in accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” (ASC Topic 250, Accounting Changes and Error Corrections). Based on this assessment, the Company concluded that these error corrections in its unaudited condensed consolidated statements of operations are not material to any previously presented financial statements based upon overall considerations of both quantitative and qualitative factors. The corrections had no impact on the unaudited condensed consolidated balance sheet, unaudited condensed consolidated statements of cash flows, or unaudited condensed consolidated statement of changes in stockholders’ equity, to these financial statements, or for any previously presented interim or annual financial statements. Further, the corrections did not result in a change in quarterly or year-to-date operating losses, basic or diluted earnings per share, or working capital. The quarterly correction required for the three and nine months ended September 30, 2023 was $95,129 and $277,844, respectively. Accordingly, the Company corrected the previously reported immaterial error for the three and nine months ended September 30, 2023 in this Quarterly Report on Form 10-Q.

	September 30, 2023	Correction	Corrected September 30, 2023
Research and development expense	$3,084,488	$(277,844)	$2,806,644
General and administrative expense	452,342	277,844	730,186
Net Loss	$3,536,830	$-	$3,536,830

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in bank accounts and money market funds with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. As of September 30, 2024 and December 31, 2023, cash and cash equivalents consisted of the following:

	September 30,	December 31,
	2024	2023
Cash	$155,652	$1,550,098
Money market funds	1,004	1,026,318
	$156,656	$2,576,416

Periodically, the Company may carry cash balances at financial institutions in excess of the federally insured limit of $250,000 per institution. The amount in excess of the FDIC insurance as of September 30, 2024 was $0. The Company has not experienced losses on these accounts and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant.

Marketable Securities

Our investments in debt securities are carried at fair value. Investments in debt securities that are not classified as held-to-maturity are carried at fair value and classified as either trading or available-for-sale. Realized and unrealized gains and losses on trading of debt securities are charged to income.

The marketable securities held by the Company, which are classified as trading marketable securities, consisted of an outstanding balance of $0 and $2.9 million as of September 30, 2024 and December 31, 2023, respectively. During the three months ended September 30, 2024 and 2023, the Company recognized interest income of $2,524 and $20,765, realized gains of $56,398 and $0, and unrealized losses of $42,898 and unrealized gains of $9,606, respectively. During the nine months ended September 30, 2024 and 2023, the Company recognized interest income of $38,135 and $56,720, realized gains of $100,118 and $1,744, and unrealized loss of $71,568 and unrealized gain of $21,134, respectively.

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

Set out below are the Company’s financial instruments that are required to be remeasured at fair value on a recurring basis and their fair value hierarchy as of September 30, 2024 and December 31, 2023:

September 30, 2024	Level 1	Level 2	Level 3	Carrying Value
Assets
Marketable Securities:
United States Treasury Bonds	$-	$-	$-	$-
Total Assets	$-	$-	$-	$-
Liabilities
Derivative Liability - Warrants	$-	$-	$74,107	$74,107
Derivative Liability - Accelerated feature	-	-	-	-
Total Liabilities	$-	$-	$74,107	$74,107

December 31, 2023	Level 1	Level 2	Level 3	Carrying Value
Assets
Marketable Securities:
United States Treasury Bonds	$2,887,215	$-	$-	$2,887,215
Total Assets	$2,887,215	$-	$-	$2,887,215
Liabilities
Derivative Liability - Warrants	$-	$-	$410,660	$410,660
Derivative Liability - Accelerated feature			3,852	3,852
Total Liabilities	$-	$-	$414,512	$414,512

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

Research and Development Expenses

Research and development expenses are charged to expense as incurred. Research and development expenses include, but are not limited to, product development, clinical and regulatory expenses, payroll and other personnel expenses, which include a certain portion of our chief executive officer, chief operating officer, chief financial officer and directors’ compensation. For the three and nine months ended September 30, 2024 and 2023, a portion of personnel-related expenses and stock-based compensation expense for these individuals totaling $0.1 million and $0.4 million, respectively, and $0.1 million and $0.7 million, respectively, was included within research and development due to their active involvement in the research and development activities, materials, supplies, related subcontract expenses, and consulting costs. In June 2024, the Company recruited a new chief financial officer who is substantially devoted to administrative functions and our then existing chief financial officer, who also handled research and development compliance functions, transitioned to substantially research and development functions.

Regarding the accounting treatment for reimbursements, GAAP provides limited guidance on the accounting for government grants received by for-profit companies. In accordance with ASC Topic 832, Government Assistance, as adopted January 1, 2022, we disclose certain types of government assistance received in the notes to the consolidated financial statements that includes: a) the nature of the transaction including the nature of the assistance being given, b) the accounting policies being used to account for the transaction and c) other provisions of relevance, where required. Depending on the type of grant or contract, we understand there is more than one acceptable alternative for the accounting treatment – a reduction of costs, a deferred credit to be amortized, revenue or other income. The Company has concluded that reimbursements received for R&D expenses incurred, are more akin to a reduction of costs and applies reimbursements against incurred research costs. There were no reimbursements received for the three and nine months ended September 30, 2024 and 2023.

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

For the nine months ended September 30, 2024 and 2023, the following common stock equivalents were excluded from the computation of diluted net loss per share as the result of the computation was anti-dilutive.

	September 30,	September 30,
	2024	2023
Convertible notes (Note 5)	-	137,729
Warrants (Note 6)	184,000	184,000
Restricted stock units (Note 6)	41,338	21,006
	225,338	342,735

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

During the nine months ended September 30, 2023, the Company had a lease agreement which allowed for the use of a laboratory facility for a monthly payment of $6,480. The laboratory lease commenced on October 1, 2018 and expired on October 31, 2023.

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

The following summarizes the ROU lease expense components and cash flow information for the Company’s operating leases:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Operating lease cost	$22,947	$40,491	$68,841	$83,230
Variable lease cost	10,440	10,408	30,817	13,723
Sublease income	(2,163)	(2,135)	(6,489)	(6,377)
Total lease cost	$31,224	$48,764	$93,169	$90,576
Cash paid for operating cash flows from operating leases	$23,156	$31,113	$68,345	$73,884
Right-of-use assets obtained in exchange for new operating lease liability	$-	$-	$-	$365,556

Supplemental balance sheet information related to operating leases was as follows:

	September 30,	December 31,
	2024	2023
Weighted-average remaining lease term (year)	3.92	4.67
Weighted-average discount rate	10.48%	10.48%

Future non-cancelable minimum lease payments under the operating lease liability as of September 30, 2024, are as follows:

Years Ended December 31,
2024 (excluding the nine months ended September 30, 2024)	$23,156
2025	94,247
2026	97,074
2027	99,986
2028	68,235
Total future minimum lease payments	$382,698
Less imputed interest	(68,441)
Present value of payments	$314,257

Note 4 – Notes Payable-Related Party

On September 4, 2024, the Company issued a $250,000 promissory note (the “Promissory Note”) to an officer of the Company for $250,000. The Promissory Note accrues interest at 12% per annum and is repayable in 12 substantially equal installments over a period of one year. During the three and nine months ended September 30, 2024 the Company incurred $2,137 and $2,137, respectively, in interest expense relating to this Promissory Note. During the three and nine months ended September 30, 2024 the Company did not pay any principal or accrued interest.

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

During the three and nine months ended September 30, 2023 the Company incurred $0 and $6,825, respectively, in interest expense for the related party notes payable with maturity dates on June 30, 2023. During the three and nine months ended September 30, 2023 principal payments of $0 and $685,473, respectively, and accrued interest of $0 and $102,373 were paid, respectively, on notes to these related parties. The principal and accrued interest for these notes were fully paid by December 31, 2023.

Note 5 – Convertible Notes

Alto Opportunity Master Fund, SPC

On January 11, 2023, the Company entered into a securities purchase agreement (the “SPA”) with Alto Opportunity Master Fund, SPC – Segregated Master Portfolio B, a Cayman entity (the “Investor”), pursuant to which the Company sold to the Investor a $4,300,000 convertible note (the “Alto Convertible Note”) and warrant (the “Warrant”) to purchase 127,260 shares of common stock, exercisable at $1.93 per share, as adjusted, in exchange for gross proceeds of $3,935,000 (the “Investment Amount”) (See Note 7). The Company determined that the Warrant contains a net cash settlement feature at inception and categorized the Warrant as a liability in the accompanying unaudited condensed consolidated financial statements. The Alto Convertible Note matures on March 11, 2025, but may be extended at the option of the noteholder. The Alto Convertible Note amortizes on a monthly basis and the Company can make such monthly amortization payments in cash or, subject to certain equity conditions, in registered shares of common stock or a combination thereof. Installments may be deferred by the noteholder, resulting in a variable interest rate. However, the effective interest rate is approximately 214% based on the internal rate of return calculated on a series of cash flows that occur at regular intervals. For equity repayment, the Alto Convertible Note is convertible into shares of common stock at a price per share equal to the lower of (i) $18.80, (ii) 90% of the three lowest daily VWAPs of the 15 trading days prior to the payment date, or (iii) 90% of the VWAP of the trading day prior to payment date. The noteholder may convert at any time at a fixed price of $18.80 per share. The noteholder has an acceleration of installment amount conversion option (the “Acceleration Option”), whereby the noteholder, with certain share percentage limitations, can convert to common stock any outstanding installment amount at an amount equal to the installment amount plus five times (5x) the installment amount at any time. The Company has determined the Acceleration Option is an embedded derivative within the host instrument and has bifurcated it from the host instrument and recorded it as a derivative liability valued at $1,442,000 at inception, using a Monte Carlo simulation model (Note 7). The Convertible Note is repayable over 26 months and bears interest at the rate of 5% per annum. Additionally, the note contains certain redemption options and “Make Whole” provisions.

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

On August 6, 2024, the Company entered into an amendment to the SPA with Alto. Under the Amendment Agreement, the Company and Alto agreed as follows: (i) that the Company would pay $600,000 (the “Cash Collateral”) in cash by wire transfer of immediately available funds to Alto, which would be held as collateral on the remaining $1.2 million outstanding under the Alto Note; (ii) Alto will defer the monthly installment payment due on September 3, 2024 under the Alto Note until the Alto Note’s March 11, 2025 maturity date; and (iii) Alto would grant a waiver of any default Section 4(a)(xvi) of the Note related to the restatement and reaudit of the Company’s financial statements for the years ended December 31, 2022 and 2023. The amendment was accounted for as a troubled debt restructuring as the Company determined it was experiencing financial difficulties and was provided a concession through the deferral of one monthly principal and interest payment. As the future undiscounted cash flows exceeded the carrying value of the Alto Convertible Note, the Company did not recognize any gain or loss associated with the troubled debt restructuring.

During the three and nine months ended September 30, 2024, the Company recorded interest expense of $270,538 and $1,198,738, respectively, which included amortization of debt discount as interest expense of $247,430 and $1,079,444, respectively. During the three and nine months ended September 30, 2024, the Company settled $1,172,850 and $1,408,050 of principal, and $35,888 and $54,670 of accrued interest, which settlements were made in the form of 719,148 and 797,345 shares of common stock. During the three months ended September 30, 2024, the Company also paid $345,139 of principal and $22,724 of accrued interest for a total of $367,863. During the nine months ended September 30, 2024, the Company paid $846,806 of principal and $79,682 of accrued interest for a total of $926,488. In relation to the settlements described above, the Company recognized a loss on settlement of convertible debt of $762,186 and $833,501 for the three and nine months ended September 30, 2024.

During the three and nine months ended September 30, 2023, the Company recorded interest expense of $623,465 and $1,952,147 respectively, which included amortization of debt discount as interest expense of $538,302 and $1,550,479 respectively. During the three and nine months ended September 30, 2023, the Company settled $331,800 and $1,925,700 of principal, respectively, and settled $54,096 and $294,927, respectively, of accrued interest, which settlements were made in the form of 62,761 and 297,625 shares of common stock, respectively, during the three and nine months ended September 30, 2023.

As of September 30, 2024, the outstanding principal, debt discount and net carry value for the convertible note was $0.

Note 6 – Stockholders’ Equity

Common Stock

During the three and nine months ended September 30, 2024, the Company issued:

●	719,148 and 797,345 shares of common stock to settle $1,172,850 and $1,408,050 of principal and $35,888 and $54,670 of interest on a convertible note and incurred $762,186 and $833,501 of loss on settlement, respectively.
●	5,002 and 24,349 shares of common stock issued for vesting of restricted stock units, respectively.
●	115,716 shares of common stock issued for the round up of reverse split fractional shares.

During the three and nine months ended September 30, 2023, the Company issued:

●	62,761 and 297,625 shares of common stock to settle $331,800 and $1,925,700 of principal and $54,096 and $294,927 of interest, respectively, on a Convertible Note and incurred $43,414 and $477,221 of loss on settlement, respectively.
●	1,876 and 1,876 shares of common stock issued for vesting of restricted stock units.

Warrants

In connection with the January 2023 Alto Convertible Note, Boustead was granted warrants to purchase 8,909 shares of common stock, at an exercise price of $18.80 per share (Note 5). Effective with the recent reverse split, the exercise price was adjusted to $1.93 per share, as provided for in the underlying agreement. In addition, Alto was granted warrants to purchase 127,260 shares of common stock, at an exercise price of $1.93 per share, as adjusted (Note 5, 7).

A summary of activity regarding all warrants issued for the nine months ended September 30, 2024 were as follows:

	Number of	Weighted Average	Average
	warrants	Exercise Price	Life (years)
Outstanding, December 31, 2023	184,000	$23.20	2.77
Granted	-	-	-
Outstanding, September 30, 2024	184,000	$11.54	2.04

The intrinsic value of the warrants as of September 30, 2024 is $0. All of the outstanding warrants are exercisable as of September 30, 2024.

Equity Incentive Plan

Our 2018 Equity Incentive Plan (the “2018 Plan”) provides for equity incentives to be granted to our employees, executive officers, directors and key advisers and consultants. Equity incentive grants may be made in the form of stock options with an exercise price of not less than the fair market value of the underlying shares as determined pursuant to the 2018 Equity Incentive Plan, restricted stock awards, other stock-based awards, or any combination of the foregoing. The 2018 Equity Incentive Plan is administered by the Company’s compensation committee. We have reserved 3,000,000 shares of our common stock for issuance under the 2018 Equity Incentive Plan. As of September 30, 2024, 125,734 shares have been granted under the 2018 Equity Incentive Plan, of which 84,396 shares have vested.

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

During the three and nine months ended September 30, 2024 and 2023, pursuant to agreements with officers and consultants, 0 and 53,455, respectively and 12,500 and 19,916 RSUs, respectively with a value of $0 and $141,840, respectively, and $196,000 and $291,400, respectively, were granted and compensation expense for RSUs of $45,275 and $227,886, and $37,583 and $95,438 respectively, was incurred. During the three and nine months ended September 30, 2024 and 2023, $13,033 and $60,019, respectively, and $0 and $41,190, respectively was included in compensation under Research and Development.

As of September 30, 2024, there was $145,504 of unrecognized RSU compensation cost related to non-vested stock-based compensation arrangements which is expected to be recognized over a weighted-average period of 2.14 years.

A summary of activity regarding the Restricted Stock Units issued follows:

	Number of RSU	Weighted Average Fair Value Per RSU
Outstanding, December 31, 2023	24,731	$11.76
Granted	53,455	2.65
Forfeiture	(12,500)	-
Vested	(24,348)	9.06
Outstanding, September 30, 2024	41,338	$5.14

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

In conjunction with its entry into the Purchase Agreement, on February 7, 2024, the Company entered into a placement agent and advisory services agreement (the “Placement Agent Agreement”) with BSL, pursuant to which BSL and BSL’s affiliates agreed to provide the Company with regular and customary financial consulting advice and act as placement agent, on a best efforts basis, for the Rights Offering. In exchange for its services, BSL will receive a commitment fee equal to $112,500 upon the earlier of the Company filing the registration statement on Form S-1 registering the Rights Offering or upon such date as the Company terminates the Rights Offering, a commission equal 8% of the gross proceeds disbursed to the Company upon closing the Rights Offering, and $40,000 in diligence and related expenses.

The Company has incurred $142,000 in costs directly related to the planned Rights Offering and initially deferred these costs in 2024, then expensed them at June 30, 2024, as the Rights Offering has not yet consummated.

Alliance Global Partners

On July 30, 2024, the Company entered into an agreement with A.G.P./Alliance Global Partners (“AGP”), as the exclusive underwriter, placement agent, or advisor in a public or private offering of up to $10,000,000 of the Company’s securities, and bridge financing of up to $1,350,000. AGP was paid a $50,000 retainer fee.

As of September 30, 2024, the Company has incurred $101,651 of expenses included in deferred costs recorded on the Company’s unaudited condensed consolidated balance sheet.

See Note 9, Subsequent Events, Alliance Global Partners.

Note 7 – Derivative Liabilities

Fair Value Assumptions Used in Accounting for Derivative Liabilities

ASC 815 requires us to assess the fair market value of derivative liabilities at the end of each reporting period and recognize any change in the fair market value as other income or expense.

In January 2023, in connection with the Alto Convertible Note, the Company issued warrants to purchase 127,260 shares of common stock, with an exercise price of $1.93 per share, as adjusted for the recent reverse split, valued at inception at $1,189,000 and as of September 30, 2024, at $74,107. The Company determined our derivative liabilities from the warrants issued in relation to the Alto Convertible Note do not satisfy the classification as equity instruments due to the existence of a certain net cash settlement provision that is not within the sole control of the Company. In addition, there are certain down round provisions that could reduce the exercise price if the Company issues securities at lower prices in the future.

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

The Company classified these derivative liabilities as a Level 3 fair value measurement and used the Monte Carlo pricing model to calculate the fair value as of January 11, 2023 ($2,631,000 included in debt discount) and September 30, 2024 ($74,107). Key inputs for the simulation are summarized below. The Monte Carlo simulation uses an implied VWAP for the January 11, 2023 valuation date. The implied VWAP was backsolved by setting the summation of the parts (e.g., derivatives and debt without derivatives) equal to the cash proceeds. The simulation was then iterated and manipulated to solve for the implied share price, which was approximately $12.64 per share (or an approximate 14% discount to the quoted market VWAP on January 11, 2023).

The key inputs for the Monte Carlo simulation as of September 30, 2024, were as follows:

September 30, 2024
Net cash settlement and down round key valuation inputs – warrants*
Annualized volatility	92.04% - 101.79%
Risk-free interest rate	3.64% - 4.93%
Quoted VWAP	$1.31
Exercise price	$1.93
Probability assessment	0% - 40%
Illiquidity discount	(14%)
Time period (years)	0.08 - 2.28

*	Based on a Monte Carlo simulation analysis of 250,000 iterations

The following table summarizes the changes in the derivative liabilities:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Warrants	Accelerated Feature
Balance - December 31, 2023	$410,660	$3,852
Gain on change in fair value	(196,045)	(1,817)
Balance - March 31, 2024	$214,615	$2,035
Loss (gain) on change in fair value	145,304	(1,531)
Balance - June 30, 2024	$359,919	$504
Gain on change in fair value of the derivative	(285,812)	(504)
Balance - September 30, 2024	$74,107	$-

Note 8 –Other Related Party transactions

On September 14, 2022, we entered into a manufacturing agreement with TCG GreenChem, Inc. (“TCG GreenChem”), the U.S. subsidiary of TCG Lifesciences Pvt Ltd., a global contract research and manufacturing services company located in India. Dr. Chis Senanayake, one of our independent directors, is CEO and CSO of TCG GreenChem and CSO of TCG Lifesciences Pvt Ltd. TCG GreenChem was contracted for process research, development and cGMP compliant manufacture of IPdR. During the nine months ended September 30, 2024 and 2023, the Company expensed $0 and $1,058,348, respectively, related to these services.

Note 9 – Subsequent Events

Convertible Bridge Notes

On October 14, 2024, the Company issued an aggregate of $600,000 (of an up to $1.3 million authorized financing) senior secured convertible notes due in October 2025, which accrue interest at 14.5% interest per year. The notes include a 5% original issue discount and the Company received $570,000 in proceeds. The notes are convertible beginning three months after the date of issuance, and the conversion price will be the lower of a 15% discount to (i) the 5-day VWAP immediately prior to Closing or (ii) the price of any offering entered into by the Company during the term of the notes. The Company has the option to prepay the notes at any time for 107% of total outstanding balance and any outstanding principal will be paid in conversion of shares of common stock at the end of the term, subject to the Company’s exercise of the optional prepayment right. Any accrued interest will be repaid quarterly in cash. The Company also issued warrants to the lenders to purchase an aggregate 240,917 shares of common stock, exercisable at $1.40 per share, with such warrants expiring five years from issuance. In addition, the Company’s Chief Executive Officer, Dr. Anatoly Dritschilo, invested a total of $237,500 in this financing round, in exchange for a $250,000 convertible note.

On October 21, 2024, the Company issued an additional $231,579 in senior secured convertible notes due in October 2025, with substantially similar terms as the October 14, 2024, issuance. The notes include a 5% original issue discount and the Company received $220,000 in proceeds. The Company also issued warrants to the lenders to purchase an aggregate 88,544 shares of common stock, exercisable at $1.49 per share, with such warrants expiring five years from issuance. Upon completing this issuance, the Company closed the senior secured convertible note offering after receiving a total of $790,000 in proceeds.

Alliance Global Partners

On October 31, 2024, the Company consummated a public offering of an aggregate of (i) 395,574 shares of common stock and 2,555,246 pre-funded warrants to purchase up to 2,555,246 shares of common stock, and (ii) 2,950,820 common stock purchase warrants to purchase up to 2,950,820 shares of common stock. Each share of common stock, or a pre-funded warrant in lieu thereof, was sold together with an accompanying warrant to purchase one share of common stock. AGP served as lead underwriter along with Boustead as co-underwriter.

The public offering price for each share of common stock and one accompanying warrant was $1.525. The public offering price of each pre-funded warrant and one accompanying common warrant was $1.524, which equals the price at which one share of common stock and accompanying warrant was sold to the public in this offering, minus $0.001. The exercise price of each pre-funded warrant is $0.001 per share. Each warrant offered in the offering is exercisable for one share of common stock and has an initial exercise price equal to $1.40. The Company received aggregate gross proceeds from the offering of approximately $4.5 million, before deducting placement agents’ fees and other offering expenses.

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

Operations to date have focused on continuing our research and development efforts to advance Ropidoxuridine clinical testing and improved drug formulation, to advance HDAC6 inhibitor (SP-2-225) preclinical development and explore new Small Business Innovation Research (SBIR) contract work on predictive biomarkers of radiation response, as well as prostate cell lines for health disparities research. We received SBIR contract funding from the National Institutes of Health (NIH), for the aforementioned projects. The clinical development of Ropidoxuridine has shown drug bioavailability and a maximum tolerated dose has been established for use in Phase II clinical trials. TCG GreenChem, Inc. (“TCG GreenChem”), with whom we have contracted for process research, development and cGMP compliant manufacture of IPdR, has successfully completed the manufacturing campaign for the active pharmaceutical ingredient (API) of Ropidoxuridine for use in the Company’s upcoming Phase II clinical trial in brain cancer patients undergoing radiation therapy. Shuttle also worked with University of Iowa Pharmaceuticals to develop the formulation, produce the capsules, and which have been shipped to Contract Research Organization (CRO) Theradex Oncology for distribution to clinical trial sites. Both activities have now been completed. In addition, Shuttle received approval from the U.S. Food and Drug Administration (FDA) to begin the clinical trial. The FDA made recommendations to expand the clinical trial and the Company agreed with the recommendation. With this change incorporated into the revised protocol, the Company commenced its Phase II clinical study with finalized agreements with all six of the planned site enrollment locations to administer the Phase II clinical trial of Ropidoxuridine and has enrolled the first three patients in October 2024. The radiation biomarker project and the health disparities project have been completed and the Company is following up with plans for clinical validation and potential commercialization. Changes in operational, administrative, legal and professional expenses related to our operations are set forth in more detail in the discussion below.

Reverse Stock Split

On August 13, 2024, in order to meet the Nasdaq minimum bid price requirement, the Company effectuated a 1-for-8 reverse stock split of its issued and outstanding common stock, rounding up to account for any fractional shares (the “Reverse Stock Split”). The Reverse Stock Split had no effect on the Company’s authorized shares of common stock or preferred stock. All share, option, warrant and per share amounts (except our authorized outstanding and previously reserved shares) have been retroactively recast in our most recent filings, and are presented as such in these financial statements and related disclosures.

Nasdaq Listing Compliance

On September 10, 2024, the Company received a letter (the “Notification”) from The Nasdaq Capital Market (“Nasdaq”), notifying the Company that it is no longer in compliance with the minimum stockholders’ equity requirement for continued listing on the Nasdaq Capital Market. Nasdaq Listing Rule 5550(b)(1) requires listed companies to maintain stockholders’ equity of at least $2,500,000. In the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2024, the Company reported stockholders’ equity of $801,434, which is below the minimum stockholders’ equity required for continued listing pursuant to Nasdaq Listing Rule 5550(b)(1). In addition, presently, the Company does not meet the alternatives of market value of listed securities or net income from continuing operations.

This Notification has no immediate effect on the listing of the Company’s securities on the Nasdaq Capital Market. Nasdaq has provided the Company with 45 calendar days, or until October 25, 2024, to submit a plan to regain compliance with the minimum stockholders’ equity standard. If the Company’s plan to regain compliance is accepted, Nasdaq may grant an extension of up to 180 calendar days from September 10, 2024 for the Company to regain compliance.

On October 15, 2024, the Company submitted a plan to Nasdaq to regain compliance. However, there can be no assurance that the Company’s plan will be accepted or that, if it is, that the Company will be able to regain compliance and maintain its listing on the Nasdaq Capital Market. If the Company’s plan to regain compliance is not accepted or if Nasdaq does not grant an extension and the Company does not regain compliance, or if the Company fails to satisfy another Nasdaq requirement for continued listing, Nasdaq could provide notice that the Company’s securities will become subject to delisting. In that event, the Company will have an opportunity to appeal Nasdaq’s decision to a hearings panel.

Results of Operations

Comparison of the three months ended September 30, 2024 and 2023

The following table summarizes the results of our operations:

	Three Months Ended
	September 30,
	2024	2023	Change	%
Revenue	$-	$-	$-	-
Operating expenses:
Research and development	1,400,564	1,045,177	355,387	34%
General and administrative	328,995	265,553	63,442	24%
Legal and professional	1,322,002	288,416	1,033,586	358%
Total operating expenses and loss of operations	3,051,561	1,599,146	1,452,415	91%
Other income (expense):
Interest expense - related parties	(2,137)	-	(2,137)	(100%)
Interest expense	(270,538)	(623,465)	352,927	56%
Gain on sale of marketable securities	56,398	-	56,398	100%
Change in fair value of marketable securities	(42,898)	9,606	(52,504)	(547%)
Interest income	2,524	20,765	(18,241)	(88%)
Change in fair value of derivative liabilities	286,316	442,900	(156,584)	(35%)
Loss on settlement of convertible debt	(762,186)	(43,414)	(718,772)	1656%
Total other expense	(732,521)	(193,608)	(538,913)	278%
Net loss	$(3,784,082)	$(1,792,754)	$(1,991,328)	111%

Research and Development. Research and development (“R&D”) expenses were $1.4 million for the three months ended September 30, 2024, as compared to $1.0 million for three months ended September 30, 2023. The increase of $0.4 million, or 34%, is primarily related to the Company having completed production of the drug product and the start of work related to the initiation of trials.

R&D compensation related expenses were $0.3 million in the three months ended September 30, 2024 as compared to $0.3 million in the three months ended September 30, 2023. Compensation related expenses were 22% for the three months ended September 30, 2024, representing a decrease from 29% of total R&D in the three months ended September 30, 2023. Subcontract work made up 73% of total R&D expenses in the three months ended September 30, 2024 and 65% of total R&D expenses during the three months ended September 30, 2023.

General and Administrative Expenses. General and Administrative expenses in the three months ended September 30, 2024 increased by $63 thousand, or 24% to $0.33 million in the three months ended June 30, 2024, compared to $0.27 million in the three months ended September 30, 2023, largely due to costs associated with the additional focus on financial reporting and capital needs.

Legal and Professional Expenses. During the three months ended September 30, 2024, legal and professional expenses increased by $1.0 million or 358% to $1.3 million compared to $0.3 million in the same period in the prior year. The increase in legal and professional fees was primarily due to increases in our expenses related to our public filing requirements, reaudits, contracts, and financing related work.

Other Income Expense. Other expense was $0.7 million for the three months ended September 30, 2024, which consisted primarily of $0.3 million in interest expense on convertible loans, loss on settlement of debt of $0.8 million, and a gain on change in fair value of derivative liabilities of $0.3 million. Other expense was $0.2 million for the three months ended September 30, 2023, which consisted primarily of $0.4 million in interest expense on convertible loans, loss on settlement of convertible debt of $0.8 million, and a gain on change in fair value of derivative liabilities of $0.4 million. The $0.4 million gain in fair value of derivative liability resulted from the fair value measurement using the Monte Carlo pricing model and the impact of the decrease in the market price of warrant shares. These amounts were largely attributable to the Alto Convertible Note conversions and cash management activities.

Comparison of the nine months ended September 30, 2024 and 2023

The following table summarizes the results of our operations:

	Nine Months Ended
	September 30,
	2024	2023	Change	%
Revenue	$-	$-	$-	-
Operating expenses:
Research and development	2,632,387	2,806,644	(174,257)	(6%)
General and administrative	963,642	730,186	233,456	32%
Legal and professional	2,323,013	1,072,728	1,250,285	117%
Total operating expenses and loss of operations	5,919,042	4,609,558	1,309,484	28%
Other income (expense):
Interest expense - related parties	(2,137)	(6,825)	4,688	(69%)
Interest expense	(1,198,738)	(1,952,147)	753,409	39%
Interest income	38,135	56,720	(18,585)	(33%)
Finance fee	-	(104,245)	104,245	(100%)
Change in fair value of derivative liabilities	340,405	2,118,175	(1,777,770)	(84%)
Gain on sale of marketable securities	100,118	1,744	98,374	5,641%
Change in fair value of marketable securities	(71,568)	21,134	(92,702)	(439%)
Loss on settlement of convertible debt	(833,501)	(477,221)	(356,280)	(75%)
Total other expense	(1,627,286)	(342,665)	(1,284,621)	375%
Net loss	$(7,546,328)	$(4,952,223)	$(2,594,105)	52%

Research and Development. Research and development (“R&D”) expenses were $2.6 million for the nine months ended September 30, 2024, as compared to $2.8 million for nine months ended September 30, 2023. The decrease of $0.2 million, or 6%, is primarily related to the Company having completed production of the drug product in the prior period substantially offset by costs incurred for the start of work related to the initiation of trials in the current period.

R&D compensation related expenses were $0.9 million in the nine months ended September 30, 2024 as compared to $1.2 million in the nine months ended September 30, 2023. Compensation related expenses were 36% for the nine months ended September 30, 2024, representing a decrease from 42% of total R&D in the nine months ended September 30, 2023. Subcontract work made up 57% of total R&D expenses in the nine months ended September 30, 2024 and 53% of total R&D expenses during the nine months ended September 30, 2023.

General and Administrative Expenses. General and Administrative expenses in the nine months ended September 30, 2024 increased by $0.2 million, or 32% to $1.0 million in the nine months ended September 30, 2024. The increase in general and administrative expenses was primarily due to increases in marketing, advertising and filing expenses.

Legal and Professional Expenses. During the nine months ended September 30, 2024, legal and professional expenses increased by $1.3 million or 117%. The increase in legal and professional fees was primarily due to increases in our expenses related to our public filing requirements, reaudits, contracts and financing related work.

Other Income Expense. Other expense was $1.6 million for the nine months ended September 30, 2024, which consisted primarily of $1.2 million in interest expense on convertible loans, loss on settlement of convertible debt of $0.8 million, change in marketable securities of $0.1 million, and a gain on change in fair value of derivative liabilities of $0.3 million. Other expense was $0.3 million for the nine months ended September 30, 2023, which consisted primarily of $2.0 million in interest expense on convertible loans, finance fee on convertible loans of $0.1 million, loss on settlement of convertible debt of $0.5 million, and a gain on change in fair value of derivative liabilities of $2.1 million. The $2.1 million gain in fair value of derivative liability resulted from the fair value measurement using the Monte Carlo pricing model and the impact of the decrease in the market price of warrant shares. These amounts were largely attributable to the Alto Convertible Note conversions and cash management activities.

Liquidity and Capital Resources

Our unaudited condensed consolidated financial statements are prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred losses since inception and has a net loss of approximately $7.5 million and no revenues for the nine months ended September 30, 2024 and has a working capital deficit of approximately $1.3 million as of September 30, 2024. The Company does not expect to generate positive cash flows from operating activities in the near future.

In September 2024, the Company’s CEO provided $250 thousand to the Company in exchange for a promissory note repayable in equal monthly installments of principal and interest over a term of one year. In October 2024, the Company completed an offering of senior secured convertible bridge notes, receiving $790 thousand in cash. The notes have a term of one-year and were accompanied by 329,461 warrants with a weighted-average exercise price of $1.42. Also in October 2024, the Company completed an equity raise that provided $3.9 million net cash for the issuance of 2.9 million shares / pre-funded warrants, and by 2.9 million warrants with an exercise price of $1.40. However, the Company’s existing cash resources and the cash received from the equity offering and senior convertible note are not expected to provide sufficient funds to carry out the Company’s operations and clinical trials through the next twelve months.

The Company’s capital raises have to date supported operations, the manufacture of drug product and FDA approval of the IND for the Phase II clinical trial of Ropidoxuridine and radiation therapy in glioblastoma and other radiation sensitizer discovery and therapy. The FDA recommended and the Company agreed to an expansion of the Phase II clinical trial, necessitating additional capital to complete the trial as well as fund ongoing operations. Additionally, the Phase II clinical trial of Ropidoxuridine has evolved with finalized agreements with all six of the planned site enrollment locations to administer the Phase II clinical trial of Ropidoxuridine and the enrollment of the first three patients.

The ability of the Company to continue as a going concern is dependent upon its ability to continue to successfully raise additional equity or debt financing to allow it to fund ongoing operations, conduct clinical trials and bring a drug candidate to commercialization to generate revenues. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the unaudited condensed consolidated financial statements are issued.

The accompanying unaudited condensed consolidated financial statements do not include any adjustments to reflect the future effects on the recoverability and classification of assets or the amounts and classification of liabilities if the Company is unable to continue as a going concern.

Balance Sheet Data:

	September 30,	December 31,
	2024	2023	Change	%
Current assets	$361,351	$5,593,005	$(5,231,654)	(94%)
Current liabilities	1,659,233	1,042,237	616,996	59%
Working capital (deficiency)	$(1,297,882)	$4,550,768	$(5,848,650)	(129%)

As of September 30, 2024, total current assets were $0.4 million and total current liabilities were $1.7 million, resulting in a working capital deficiency of $1.3 million. As of December 31, 2023, total current assets were $5.6 million and total current liabilities were $1.0 million, resulting in a working capital of $4.6 million. As of September 30, 2024, the current assets were from $0.2 million cash, $0.1 million in prepaid expenses and $0.1 million in deferred costs, with the decrease from December 31, 2023 being primarily due to ongoing cash burn from our R&D programs, filing expenses, reaudits, and general operations. The increase in current liabilities is primarily due to an increase in accounts payable of $1.1 million compared to December 31, 2023, partially offset by the net change in amounts owed under convertible notes and notes payable of $0.5 million.

Cash Flows from Operating Activities

	Nine Months Ended
	September 30,
	2024	2023	Change	%
Cash used in operating activities	$(4,637,068)	$(4,518,973)	$(118,095)	3%
Cash provided by (used in) investing activities	$2,915,761	$(2,916,760)	$5,832,521	(200%)
Cash provided by (used in) financing activities	$(698,457)	$2,904,527	$(3,602,984)	(124%)
Cash on hand	$156,652	$3,885,997	$(3,729,345)	(96%)

To date, we have not generated positive cash flows from operating activities. For the nine months ended September 30, 2024, and 2023, net cash flows used in operating activities were $4.6 million and $4.5 million, respectively, with a shift in 2024 from a majority of research and development activity costs in 2023 to additional administrative costs in 2024 associated with financing and financial reporting matters.

Cash Flows from Investing Activities

For the nine months ended September 30, 2024, we invested in trading marketable securities for $44 thousand and received $3.0 million in proceeds from disposition of marketable securities. For the nine months ended September 30, 2023, we invested in trading marketable securities for $3.0 million and received $80 thousand in proceeds from disposition of marketable securities and purchased $19 thousand of equipment.

Cash Flows from Financing Activities

For the nine months ended September 30, 2024, we paid $0.8 million related to payments on a convertible note and $0.1 million for finance costs, and received $0.3 million of proceeds from a related party notes payable. For the nine months ended September 30, 2023, we received a net of $3.6 million from the sale and issuance of convertible notes payable and warrants and repaid $0.7 million in related party notes payable.

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

As of September 30, 2024, our management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Such evaluation was carried out under the supervision of our Chief Executive Officer with the participation of our President and Chief Operating Officer, and our Chief Financial Officer, and our third-party financial service provider. Based on this evaluation, management concluded that our disclosure controls and procedures were, and continue to be, ineffective as of September 30, 2024. Based on the foregoing, our management concluded that our internal controls over the following financial reporting areas to be material weaknesses:

●	Our written accounting policies and documentation of management’s contemplation of the accounting treatment and implications over significant unusual transactions, including complex accounting associated with debt and equity transactions, is limited and resulted in ineffective monitoring of financial reporting. These were contributing factors which lead to untimely filings.

●	Due to our size and stage of development, segregation of all conflicting duties may not always be possible and may not be economically feasible. During the reporting period, we lacked sufficient review procedures and segregation of duties such that a proper review had not been performed by someone other than a preparer, including manual journal entries, and that process documentation is lacking for review and monitoring controls over financial statements close process and financial reporting.
●	As a result of the Company’s evolution since the date of our initial formation, when we were focused on NIH SBIR research contracts with related costing allocation allowances until when we completed our IPO and continued our development process, management lacks a formal process to identify and properly classify operating expenses such as R&D.
●	We identified findings related to overall information technology general controls including issues with access and segregation of duties for systems supporting the Company’s internal control processes and controls.
●	Our accounting policies and oversight regarding certain technical aspects of financial reporting for stock-based compensation transactions, particularly relating to grant date valuations and expense attribution, is limited and resulted in the incorrect recording of related compensation expense and related disclosures.

Except as noted below, there has been no change in the Company’s internal control over financial reporting during the three months ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. Management will continue to monitor and evaluate the effectiveness of our internal controls and procedures over financial reporting on an ongoing basis and is committed to taking further action and implementing additional improvements as necessary.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

Item 6. Exhibits

The following exhibits are filed or furnished with this report:

Exhibit No.	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 333-265429) filed on June 3, 2022).
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation, effective March 30, 2022 (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (File No. 333-265429) filed on June 3, 2022).
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation, effective June 22, 2022 (incorporated by reference to Exhibit 3.5 to the Registration Statement on Form S-1/A (File No. 333-265429) filed on June 23, 2022).
3.4	Second Amended and Restated By-Laws (incorporated by reference to Exhibit 3.1 to the current Report on Form 8-K filed on November 1, 2022).
3.5	Certificate of Amendment of Shuttle Pharmaceuticals Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on August 7, 2024).
4.1	Form of Convertible Note, dated January 11, 2023, issued by Shuttle Pharmaceuticals Holdings, Inc. to Alto Capital Master Fund, SPC – Segregated Master Portfolio B (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed January 12, 2023).
4.2	Form of Warrant, dated January 11, 2023, issued by Shuttle Pharmaceuticals Holdings, Inc. to Alto Capital Master Fund, SPC – Segregated Master Portfolio B (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed January 12, 2023).
4.3	Form of Promissory Note, dated September 4, 2024, between Shuttle Pharmaceuticals and Anatoly Dritschilo (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 10, 2024).
4.4	Form of Senior Secured Convertible Notes (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on October 17, 2024).
4.5	Form of Common Warrants (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on October 17, 2024).
4.6	Form of Common Warrants (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on November 1, 2024).
4.7	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on November 1, 2024).
10.1	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 17, 2024).
10.2	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 1, 2024).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Schema Document
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Definition Linkbase Data
101.LAB	Inline XBRL Taxonomy Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

**Furnished herewith.

Certain portions of the exhibit have been redacted in accordance with Item 601(b) of Regulation S-K. The Company will supplementally furnish an unredacted copy to the SEC upon requested; provided however, that the Company may request confidential treatment pursuant to Ruel 24b-2 of the Securities Exchange Act of 1934, as amended, to the extent so furnished.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHUTTLE PHARMACEUTICALS HOLDINGS, INC.

November 13, 2024	By:	/s/ Anatoly Dritschilo
Anatoly Dritschilo, M.D.
Chief Executive Officer
(Principal Executive Officer)

November 13, 2024	By:	/s/ Timothy J. Lorber
Timothy J. Lorber
Chief Financial Officer
(Principal Financial and Accounting Officer)

