Form 10-K
period 2024-12-31
Shuttle Pharmaceuticals Holdings, Inc.
filed 2025-02-26
CIK 1757499

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock, par value $0.00001 per share, held by non-affiliates of the registrant, as computed by reference to the June 30, 2024 closing price reported by Nasdaq, was approximately $4,100,953.

The number of shares outstanding of the registrant’s common stock on February 24, 2025, was 4,076,567.

Shuttle Pharmaceuticals Holdings, Inc.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K (including the section regarding Management’s Discussion and Analysis and Results of Operations, the “Annual Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are based on our management’s beliefs and assumptions and on information currently available to our management. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements relate to future events or our future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. All statements other than statements of historical facts contained in this Form 10-K are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “could,” “will,” “would,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “intend,” “predict,” “seek,” “contemplate,” “project,” “continue,” “potential,” “ongoing” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

●	the initiation, timing, progress and results of our research and development programs, preclinical studies, any clinical trials and INDs, NDAs other regulatory submissions;

●	our expected dependence on third party collaborators for developing, obtaining regulatory approval for and commercializing product candidates;

●	our receipt and timing of any milestone payments or royalties under any research collaboration and license agreement we enter into;

●	our ability to identify and develop product candidates;

●	our or a collaborator’s ability to obtain and maintain regulatory approval of any of our product candidates;

●	the rate and degree of market acceptance of any approved products candidates;

●	the commercialization of any approved product candidates;

●	our ability to establish and maintain additional collaborations and retain commercial rights for our product candidates subject to collaborations;

●	the implementation of our business model and strategic plans for our business, technologies and product candidates;

●	our estimates of our expenses, ongoing losses, future revenue and capital requirements;

●	our ability to obtain additional funds for our operations;

●	our ability to obtain and maintain intellectual property protection for our technologies and product candidates and our ability to operate our business without infringing the intellectual property rights of others;

●	our reliance on third parties to conduct our preclinical studies or any future clinical trials;

●	our reliance on third party supply and manufacturing partners to supply the materials and components for, and manufacture, our research and development, preclinical and clinical trial drug supplies;

●	our ability to attract and retain qualified key management and technical personnel;

●	our use of net proceeds received by us from our ongoing fundraising efforts, whether from public offerings or private placements of securities;

●	our expectations regarding the time during which we will be an emerging growth company under the JOBS Act;

●	our financial performance; and

●	developments relating to our competitors or our industry.

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

Unless the context otherwise requires, the terms “the Company,” “Shuttle Pharma,” “we,” “us,” and “our” in this Annual Report refer to Shuttle Pharmaceuticals Holdings, Inc. and its subsidiaries.

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

The corporate structure is based on Shuttle Pharmaceuticals Holdings, Inc. (Nasdaq SHPH – a Delaware company) serving as a holding company with drug discovery and development performed in the Company’s wholly-owned subsidiary Shuttle Pharmaceuticals, Inc. (a Maryland Company) and diagnostics performed in the Company’s wholly-owned subsidiary Shuttle Diagnostics, Inc. (a Maryland Company). Our product candidates include Ropidoxuridine, a Phase II clinical-stage radiation sensitizer, a platform of HDAC inhibitors (SP-1-161, SP-2-225 and SP-1-303), and two preclinical, prostate cancer-oriented diagnostics assets – the PC-RAD Test, a blood test to predict clinical response to radiation therapy and the PSMA-B ligand for potential use as a theranostic agent.

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

Radiation Oncology has gone through transformative technological innovation over the last several years to better define tumors, allow improved shaping of radiation delivery and support dose escalation with shorter courses of treatment. Furthermore, achieving higher dose distributions within tumor volumes has reached a practical plateau, since cancers are frequently integrated with or surrounded by more sensitive normal tissues and further dose escalation increases risks of tissue necrosis. To increase cancer cures at maximally tolerated radiation doses, pharmacological and biological modifications of cells are needed to sensitize cancers, protect normal tissues, and stimulate the immune system to react against antigens produced by irradiated, damaged cancer cells. Drugs that show sensitizing properties, or the ability to make cancer cells more sensitive to radiation, offer a solution to this problem. Currently, such drugs are chemotherapy agents used off-label, and many have inherent toxicities since they were designed for direct cancer treatments and not for sensitization. However, the clinical value of using radiation sensitizing drugs in combination with RT has been accepted in a variety of cancer types, including gynecological, gastro-intestinal, pulmonary and other malignancies. Hence, there is a critical need for new drugs that preferentially sensitize cancer cells to radiation therapy and that stimulate the innate immune response against irradiated cancer cells. Furthermore, to advance precision medicine in radiation oncology, there is a need for imaging and molecular diagnostic tests for determining the extent of cancer spread in the body and for predicting clinical responses to therapy.

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

Operations to date have focused on continuing our research and development efforts to advance Ropidoxuridine clinical testing and improved drug formulation to advance HDAC6 inhibitor (SP-2-225) preclinical development and explore application of the PC-RAD Test, predictive biomarkers of radiation response. The clinical development of Ropidoxuridine has included completion of a Phase I clinical trial to establish drug bioavailability and a maximum tolerated dose for use in Phase II clinical trials. TCG GreenChem, Inc. (“TCG GreenChem”), with whom we have contracted for process research, development and Good Manufacturing Practices (“cGMP”) compliant manufacture of IPdR, has manufactured the active pharmaceutical ingredient (API) of Ropidoxuridine and the University of Iowa Pharmaceuticals has formulated the drug product for use in the Company’s upcoming Phase II clinical trial in brain cancer patients undergoing radiation therapy. The drug product (capsules) was shipped to contract research organization (CRO) Theradex Oncology and distributed to clinical trial sites that are fully approved to enroll patients in the trial. The Company received approval from the FDA to begin the clinical trial, after which time the FDA made recommendations to expand the clinical trial to include a randomized dose “optimization” step and we agreed with the recommendation. Meetings with engaged clinical sites to review the protocol documents have occurred and FDA required Institutional Review Board, or IRB approvals have been received. With FDA recommended changes incorporated into the revised protocol and the completion of site initiation visits, the Company has commenced its Phase II clinical study. The radiation biomarker project and the health disparities project have been completed and the Company is proceeding with plans for clinical validation and potential for commercialization of Ropidoxuridine as a radiation sensitizer.

We also worked with University of Iowa Pharmaceuticals to develop the formulation, produce the capsules, and which have been shipped to Contract Research Organization (CRO) Theradex Oncology for distribution to clinical trial sites. Both activities have now been completed. In addition, we received approval from the FDA to begin the clinical trial. The FDA made recommendations to expand the clinical trial and the Company agreed with the recommendation. With this change incorporated into the revised protocol, the Company commenced its Phase II clinical study with finalized agreements with all six of the planned site enrollment locations to administer the Phase II clinical trial of Ropidoxuridine and has enrolled the first three patients in October 2024.

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

Timeline for our clinical phase (Ropidoxuridine) and pre-clinical phase (HDAC inhibitors) pipeline.

Our lead product candidates include:

●	Ropidoxuridine (IPdR) is our lead candidate radiation sensitizer for use in combination with RT to treat brain tumors (glioblastoma) and sarcomas. Phase I clinical trial results supported by an NIH contract to Shuttle Pharma and the NCI (CTEP) were reported in the medical journal, Clinical Cancer Research, in July 2019, by our SBIR subcontractor. Eighteen patients completed dose escalations to 1,800 mg/day for 30 days, establishing the maximum tolerated dose (MTD) of 1,200 mg/day in combination with RT. Four partial responses, nine stable disease and one progressive disease in target lesions were reported. Four patients did not have measurable disease and, as a result, were not evaluable. These Phase I trial results demonstrate oral bioavailability and an MTD of 1,200 mg per day for 28 days for use in combination with radiation for Phase II clinical trials that we proposed to perform in brain tumors and in sarcomas. The brain tumor, glioblastoma multiforme (GB) is eligible for orphan disease designations. Shuttle Pharma has advanced drug manufacture and formulation and prepared a clinical protocol of a “Phase 2 Single-Arm Study of IPdR as a Radiation Sensitizing Agent During Radiotherapy in Patients with Newly Diagnosed IDH-Wildtype MGMT Unmethylated Glioblastoma Multiforme.” In December 2023, we submitted an IND application with the FDA to support the next phase of development of Ropidoxuridine. In January 2024, we received the ‘Safe to Proceed’ letter from the FDA for our IND application for the Phase II study of Ropidoxuridine (IPdR) as a radiation sensitizing agent during radiotherapy in patients with newly diagnosed IDH-wildtype glioblastoma with unmethylated MGMT promoter. Receipt of the letter allows us to commence the Phase II study of Ropidoxuridine (IPdR). The clinical development of Ropidoxuridine has shown drug bioavailability and a maximum tolerated dose has been established for use in Phase II clinical trials. TCG GreenChem, Inc. (“TCG GreenChem”), with whom we have contracted for process research, development and cGMP compliant manufacture of IPdR, has successfully completed the manufacturing campaign for the active pharmaceutical ingredient (API) of Ropidoxuridine for use in the Company’s upcoming Phase II clinical trial in brain cancer patients undergoing radiation therapy. The Company also worked with University of Iowa Pharmaceuticals to develop the formulation and produce the capsules, which have been shipped to contract research organization (CRO) Theradex Oncology for distribution to clinical trial sites. Both activities have now been completed. In addition, Shuttle received approval from the FDA to begin the clinical trial. The FDA made recommendations that led to an expanded clinical trial to include randomized dose optimization and we agreed with the recommendation. We met with representatives from six candidate clinical sites to review the protocol documents and FDA required IRB approvals have been obtained. With FDA recommended changes incorporated into the revised protocol, the Company has now contractually engaged all six of the planned research centers which have begun performing clinical trials which have begun performing our Phase II clinical trial. Seventeen patients have enrolled in the study as of February 24, 2025 and half of those patients have already completed all seven courses of treatment with Ropidoxuridine.
●	The Phase II clinical study is summarized below:

The above chart represents the schema for the Phase II clinical trial. The initial cohort of 40 patients will be randomized to one of two Ropidoxuridine doses. Twenty patients will receive the 1200 mg dose and 20 patients will receive the 960 mg dose. The optimum dose will be determined by comparing drug bioavailability and side-effects. The optimum dose will then continue to enroll 14 additional patients to provide the required 34 patients for statistical significance in comparison to historical controls.

●	Ropidoxuridine and Tipiracil (IPdR/TPI) is a new combination formulation demonstrating extended bioavailability after oral administration in an animal model system. The IPdR/TPI formulation will undergo preclinical development for use as a radiation sensitizer and represents a “next generation” drug product for clinical evaluation.

●	SP-2-225 is Shuttle Pharma’s pre-clinical class IIb selective HDAC inhibitor that selectively affects histone deacetylase HDAC6. SP-2-225 has effects on the regulation of the immune system. The interactions of RT with the immune response for cancer treatment are of great current interest, offering insight into potential mechanisms for primary site and metastatic cancer treatment. For this reason, Shuttle Pharma has selected SP-2-225 as the candidate lead HDAC inhibitor for preclinical development. We have contracted with investigators at Georgetown University to perform preclinical studies of immune activation after radiation therapy in an animal tumor model. With the introduction of check-point inhibitors, CAR-T therapies and personalized medicine in cancer, regulation of the immune response following RT is of significant clinical and commercial interest.

●	SP-1-303 is Shuttle Pharma’s pre-clinical selective Class I HDAC inhibitor that preferentially affects histone deacetylases HDAC1 and HDAC3 members of the class I HDAC family of enzymes. SP-1-303 data show direct cellular toxicity in ER positive breast cancer cells. Furthermore, SP-1-303 increases PD-L1 expression. A manuscript reporting completed preclinical in vitro studies is in preparation. We plan to seek collaborations to complete SP-1-303 pre-clinical development in 2025.

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

In addition to private and public investment into our candidate therapeutic technology, we have also competed for non-dilutive funding from the NIH to support our lead sensitizer and to explore development of complimentary diagnostic products. To date, we have completed three SBIR contracts awarded to Shuttle Pharma by the NIH to:

●	Develop IPdR as a radiation sensitizer. This funding provided partial support for the Phase I clinical trial of Ropidoxuridine and RT.

●	Develop prostate cancer cell cultures from African-American men, with donor matched normal prostate cells, establishing 50 pairs for accelerating research to reduce prostate cancer health disparities in African-American men. This project was funded under “Moonshot” designation. Shuttle Pharma is eligible to apply for additional SBIR (Phase IIb) funding to commercialize these cells for research purposes. Currently, cells from African-American patients are distributed, on request, to investigators who are conducting health disparities research. We plan to test new small molecules using these cellular reagents for health disparities screening.

●	Develop a predictive biomarker for determining outcomes for prostate cancer patients following treatment with RT. This SBIR-funded project for blood test (PC-RAD Test) discovery and analytical validation were completed on March 15, 2022, and Shuttle Pharma intends to perform a clinical validation study. Shuttle Pharma has licensed the intellectual property for the prostate cancer predictive biomarker test from Georgetown University and will seek additional investment from the public market to advance clinical development through its Shuttle Diagnostics entity.

All three SBIR funded projects have been completed. The Company is eligible to apply for SBIR Phase IIb funding to advance the “Moonshot” health disparities or the predictive biomarker project. The NIH SBIR program is designed to encourage small businesses to engage in Federal Research/Research and Development (“R/R&D”) that has the potential for commercialization.

Shuttle Pharma’s scientists have also developed collaborations to invent intellectual properties for prostate cancer theranostics. From a clinical perspective, prostate-specific membrane antigen (PSMA) is a valuable target for diagnosis and therapy of prostate cancer. In a discovery project to develop a novel, boron-containing PSMA ligand to enhance proton radiation therapy of prostate cancer, we discovered PSMA-B, a molecule containing boron and demonstrating nanomolar binding activity to PSMA. Preclinical evaluations have been initiated to explore the PSMA-B ligand as a potential prostate cancer sensitizer in combination with proton therapy, as well as a PET diagnostic reagent and as a targeted prostate cancer therapeutic. By in-licensing our collaborator’s shares of the intellectual property, Shuttle Pharma has an exclusive license to the PSMA-B intellectual property and has filed a patent application. Theranostic molecules are suitable for diagnosis and therapy of cancers. The PSMA ligand is a molecule that binds to the PSMA, an enzyme that is highly expressed in prostate cancer cells. The PSMA ligand is currently used for imaging and therapy to detect and treat prostate cancer.

●	Develop PSMA-B as a potential diagnostic and therapeutic molecule in pre-clinical models in collaboration with academic nuclear medicine programs. Shuttle Pharma has licensed the intellectual property for the prostate cancer predictive biomarker test from inventors and will seek additional investment from NIH by applying for grant applications and from the public market to advance clinical pre-development through its Shuttle Diagnostics entity.

Our Strategy

Our goal is to maintain and build upon our leadership position in radiation sensitization. We plan to develop Ropidoxuridine and the HDAC6 inhibitor (SP-2-225) and, if approved by the FDA, commercialize our product candidates for the treatment of cancers. While this process may require years to complete, we believe achieving this goal could result in new radiation sensitizer and immunotherapy products. Key elements of our strategy include:

●	Capitalize on Ropidoxuridine as an orally available, small molecule radiation sensitizer. To date, there is one drug (Cetuximab, a monoclonal antibody) approved by the FDA specifically as a radiation sensitizer. If we are successful in developing Ropidoxuridine and obtaining FDA approval, a small molecule sensitizer would then be enabled for clinical applications for radiation sensitization indications.

●	Expand our leadership position within radiation sensitizers. In addition to our traditional radiation sensitizers, we plan to advance our near-term pipeline to include radiation sensitizers for proton therapy. Proton Therapy is growing worldwide as a form of radiation therapy due to its unique beam shaping characteristics. As a result, this new technology offers a major opportunity for Shuttle Pharma to strive to develop an innovative and well-tolerated drug for proton therapy sensitization.

●	Execute a disciplined business development strategy to strengthen our portfolio of product candidates. We have built our current product pipeline through in-house discovery, development, partnerships with leading academic institutions and through in-licensing. We will continue to evaluate new in-licensing opportunities and collaboration agreements with leading academic institutions and other biotechnology companies around programs that seek to address areas of high unmet need and for which we believe there is a high probability of clinical success, including programs beyond our target franchise areas and current technology footprint.

●	Invest in our HDAC platform technology and maximize its utility across cancer therapies. We are initially applying the platform to develop drugs for cancer radiation sensitization, normal tissue radiation protection and post radiation immune stimulation. Based on the data we have obtained thus far, these drugs are immune regulatory. We intend to invest to develop other properties of our platform technology, as well.

●	Enter into collaborations to realize the full potential of our platform. The breadth of our HDAC technology platform enables other therapeutic applications, including radiation sensitization and immune therapy. We intend to seek collaborations centered on our platform to maximize applications for cancer treatment.

●	Establish Shuttle Diagnostics, Inc. as a subsidiary of SHPH to advance development of the predictive biomarker (PC-RAD Test) and the PSMA ligand (PSMA-B) to advance prostate cancer treatment.

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

Strategic Agreements

We have developed important strategic agreements with academic institutions for access to resources such as intellectual property, core facilities and contracting relationships. In addition, we have established an agreement with Propagenix for intellectual property in-licensing. Our current and ongoing relationships include:

●	Georgetown University

○	Sub-contractor for the SBIR supported African American prostate cancer patient health disparities project (completed). The conditional reprogramming of cells (CRC) technology was invented at Georgetown University and Georgetown University owns the intellectual property. Propagenix holds the license for the intellectual property for the CRC technology from Georgetown University. The intellectual property for cells derived from African American patients under the Georgetown University subcontract belong to Shuttle Pharmaceuticals, Inc. based on our sub-licensing agreement with Propagenix.
○	Sub-contractor for the SBIR supported metabolomic predictive biomarker project (completed). The metabolomic biomarker intellectual property belongs to Georgetown University and Shuttle Pharma holds an exclusive option to license the intellectual property.
○	Exclusive licensing agreement with Georgetown University pursuant to which Georgetown University agreed to license the intellectual property known as “Predictive Biomarkers for Adverse Effects of Radiation Therapy” (U.S. Patent Application No. 17/476,184, filed on September 15, 2021) (the “Patent Rights”), which was developed by Dr. Anatoly Dritschilo, the Company’s Chief Executive Officer, Dr. Scott Grindrod, the Company’s Principal Scientist, and Drs. Amrita Cheema and Yaoxiang Li, employees of Georgetown. The Patent Rights will be available for the Company’s use worldwide.
○	Shuttle Pharma entered into a research agreement (the “Research Agreement”) with Georgetown University for testing small molecule radiation sensitizers and immune activation candidates discovered and developed by Shuttle Pharma in cell-based and animal xenograft models.
○	In conjunction with the Research Agreement, Shuttle Pharma also entered into a material transfer agreement (the “MTA”), dated March 21, 2023, with Georgetown University. Under the MTA, Shuttle Pharma agreed to transfer research quantities of candidate drug molecules to Georgetown University, which materials will be used by Georgetown University solely to carry out additional research for Shuttle Pharma and which materials shall at all times remain the property of Shuttle Pharma.

●	Brown University

○	Sub-contractor of the SBIR supported Phase I clinical trial of IPdR and RT (completed).

●	University of Virginia

○	Research collaboration to develop heavy oxygen molecules for proton radiation sensitizer applications.

●	George Washington University

○	Material transfer agreement for testing HDAC inhibitor effects in immune model systems.
○	The material transfer agreement that protects our HDAC inhibitor intellectual property is with George Washington University, transferring drugs for research purposes and sharing authorship on publications. There is no transfer of funds related to such activities.

●	Propagenix, Inc.

○	License agreement for “conditional re-programmed cell” (CRC) technology. The cells established by Shuttle Pharma scientists at Georgetown University belong to us, based on the sublicense from Propagenix, Inc. An up-front licensing fee of $25,000 was paid to Propagenix. No other future milestone or royalty payments owed related to the Propagenix agreement.

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

SBIR Contracts

The SBIR Program

The Small Business Innovation Research or SBIR, program, as developed by Congress under the Small Business Innovation Development Act of 1982, is designed to encourage domestic small businesses to engage in Federal Research/Research and Development (“R/R&D”) that has the potential for commercialization. Through a competitive awards-based program, SBIR enables small businesses to explore their technological potential and provides the incentive to profit from its commercialization. Some of the SBIR’s program goals include stimulating technological innovation, meeting Federal research and development needs and encouraging participation in innovation and entrepreneurship.

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

As of the date of this Annual Report, all SBIR contracts received by the Company have been completed. The Company submitted a final report for SBIR contract #75N81018C00031 on March 28, 2022. The following summary of terms for the three Phase II SBIR contracts is provided below.

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

The commercialization of the prostate cells will require additional support through the SBIR funding mechanism. Companies that have completed Phase I and II SBIR awards are eligible to apply for Phase IIb SBIR funding. These awards were historically intended to de-risk a project by providing matching funding for product development to commercialization. We intend to apply for such government funding to advance laboratory facilities and to expand the availability of the cell cultures. We did not raise capital through our IPO for the health disparities project. Should we not be successful with SBIR IIb funding, we will pause and may have to terminate this project.

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

The development to commercialization of the metabolite predictive biomarker panel requires additional support through the SBIR funding mechanism. We will be eligible to apply for Phase IIb SBIR funding for the next round of solicitation. A Phase IIb funding may help de-risk the project by providing matching funds for performing the clinical validation trial for product development to commercialization. We intend to apply for such government funding to advance this project. We also intend to raise capital through the public market for predictive biomarker development through the Shuttle Diagnostics entity. Should we not be successful in obtaining SBIR IIb funding, we will terminate this project.

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

Intellectual Property

We invest significant amounts of funds in research and development. Our research and development expenses before contract reimbursements were $3,618,796 and $3,517,093 for the fiscal years ended December 31, 2024 and 2023 respectively, without receiving any reimbursements.

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

As of the date of this Annual Report, we have 20 granted patents overall, of which we have five core patents granted by the USPTO with respect to various aspects of our HDAC small molecule delivery platform and one for Ropidoxuridine, our lead product candidate. The following table sets forth Shuttle Pharma’s key patents to date:

Summary of Shuttle Pharma’s Key Intellectual Property Portfolio

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

Employees

As of the date of this Annual Report, we have nine full-time employees, including our six executive officers and three employees engaged in research and development. We consider our relationship with our employees to be good.

Nasdaq Deficiency and 2024 Reverse Stock Split

Our common stock currently is listed for quotation on the Nasdaq Capital Market (the “Nasdaq”). We are required to meet Nasdaq listing rules in order to maintain such listing, including a requirement that the Company maintain stockholders’ equity of at least $2.5 million. On September 10, 2024, we received a letter from the Nasdaq Listing Qualifications Staff (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that it is no longer in compliance with the minimum stockholders’ equity requirement for continued listing on the Nasdaq Capital Market. Nasdaq Listing Rule 5550(b)(1) requires listed companies to maintain stockholders’ equity of at least $2.5 million. Our plan to regain compliance has been accepted by Nasdaq and now we have an extra 180-days, or until March 10, 2025, to regain compliance. However, there can be no assurance that the Company will be able to regain compliance and maintain our listing on the Nasdaq Capital Market. If the Company fails to regain compliance during the extended compliance period, or if the Company fails to satisfy another Nasdaq requirement for continued listing, Nasdaq could provide the Company with notice that the our securities will become subject to delisting. In that event, we will have an opportunity to appeal Nasdaq’s decision to a hearings panel.

On December 31, 2024, the Company received a letter from Nasdaq’s Staff stating that for the 30 consecutive business day period between November 15, 2024 to December 30, 2024 the Company’s common stock had failed to maintain a minimum closing bid price of $1.00 per share, as required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”). Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), the Company has a period of 180 calendar days, or until June 30, 2025 (the “Compliance Period”), to regain compliance with the Minimum Bid Price Requirement. To regain compliance, the closing bid price of the Company’s common stock must meet or exceed $1.00 per share for a minimum of 10 consecutive trading days.

On August 31, 2023 we received a letter from Nasdaq stating that for the 30 consecutive business days the company had failed to meet the Minimum Bid Price Requirement. In accordance with Nasdaq rules, the Company was provided with an initial period of 180 calendar days, or until February 27, 2024, to regain compliance with the Minimum Bid Price Requirement and a second Grace Period on February 19, 2024 through August 26, 2024. As we had still not regained compliance by August 2024, in order to regain compliance with the Minimum Bid Price Requirement, on August 6, 2024, we filed an amendment to our certificate or incorporation to effect a 1-for-8 reverse stock split of our outstanding common stock (the “2024 Reverse Stock Split”). The 2024 Reverse Stock Split became effective on August 13, 2024, when the Company’s common stock opened for trading on Nasdaq on a post-split basis under the Company’s existing trading symbol, “SHPH.” Subsequently, on August 27, 2024, we received notice from Nasdaq that we had regained compliance with the Minimum Bid Price Requirement.

Item 1A. Risk Factors

An investment in our securities involves a high degree of risk. You should carefully consider all of the risks described below, together with the other information contained in this Annual Report on Form 10-K, including our financial statements and related notes elsewhere, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business. Certain statements below are forward-looking statements.

Summary Risk Factors

The risks described under the heading “Risk Factors” beginning on page 25 of this Annual Report on Form 10-K may cause us not to realize the full benefits of our strengths and/or may cause us to be unable to successfully execute all or part of our strategy. Some of the more significant challenges we face include:

●	Our ability to continue as a going concern in the near term is dependent upon us successfully raising additional equity or debt financing to fund our operations.
●	Presently, there is substantial regulatory uncertainty surrounding future access to government funding of research activities, including access to grants awarded by the NIH which have traditionally provided support for certain of Shuttle Pharma’s research activities.
●	Our success is primarily dependent on the successful development, regulatory approval and commercialization of our product candidates, all of which are in the early stages of development.
●	We currently have no source of product sales revenue.
●	We face competition from entities that have developed or may develop product candidates for our target disease indications, including companies developing novel treatments and technology platforms based on modalities and technology similar to ours. If these companies develop technologies or product candidates more rapidly than we do or their technologies, including delivery technologies, are more effective, our ability to develop and commercialize product candidates may be adversely affected.
●	If we fail to comply with U.S. and foreign regulatory requirements, regulatory authorities could limit or withdraw any marketing or commercialization approvals we may receive and subject us to other penalties that could materially harm our business.
●	If we do not comply with laws regulating the protection of the environment and health and human safety, our business could be adversely affected.
●	If we are not able to obtain and enforce patent protection for our technologies or product candidates, development and commercialization of our product candidates may be adversely affected.
●	We or our licensors, or any future collaborators or a strategic partners may become subject to third party claims or litigation alleging infringement of patents or other proprietary rights or seeking to invalidate patents or other proprietary rights, and we may need to resort to litigation to protect or enforce our patents or other proprietary rights, all of which could be costly, time consuming, delay or prevent the development and commercialization of our product candidates, or put our patents and other proprietary rights at risk.
●	If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.
●	We may be unable to obtain U.S. and/or foreign regulatory approval and, as a result, unable to commercialize our product candidates.
●	Any drugs we develop may become subject to unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives, thereby harming our business.
●	Our ability to obtain services, reimbursement or funding from the federal government may be impacted by possible reductions in federal spending.
●	If any of our product candidates receives marketing approval and we or others later identify undesirable side effects caused by the product candidate, our ability to market and derive revenue from the product candidates could be compromised.
●	On December 31, 2024, the Company received a letter from Nasdaq stating that for the 30 consecutive business day period between November 15, 2024 to December 30, 2024 the Company’s common stock had failed to maintain a minimum closing bid price of $1.00 per share, as required for continued listing pursuant to Nasdaq Listing Rule 5550(a)(2). Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), the Company has a grace period of 180 calendar days, or until June 30, 2025, to regain compliance with the Minimum Bid Price Requirement. To regain compliance, the closing bid price of the Company’s common stock must meet or exceed $1.00 per share for a minimum of 10 consecutive business days. In the event the Company has not regained compliance prior to the end of May 2025, the Company will have to effectuate a reverse stock split in order to regain compliance.
●	On September 10, 2024, the Company received a letter from Nasdaq notifying the Company that it is no longer in compliance with the minimum stockholders’ equity requirement for continued listing on the Nasdaq Capital Market. Nasdaq Listing Rule 5550(b)(1) requires listed companies to maintain stockholders’ equity of at least $2,500,000. In the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2024, the Company reported stockholders’ equity of $801,434, which is below the minimum stockholders’ equity required for continued listing pursuant to Nasdaq Listing Rule 5550(b)(1). In addition, presently, the Company does not meet the alternatives of market value of listed securities or net income from continuing operations
●	Our stock price may be volatile, and purchasers of our common stock could incur substantial losses.
●	The future issuance of equity or of debt securities that are convertible into common stock will dilute our share capital.
●	If securities or industry analysts do not publish research or reports about our business, or if they issue an adverse or misleading opinion regarding our stock, our stock price and trading volume could decline.
●	The restatement of our financial statements and identification of material weaknesses in our internal controls may result in additional risks and uncertainties, including regulatory, stockholder or other actions, loss of investor and counterparty confidence and negative impacts on our stock price.
●	If we fail to comply with Nasdaq’s continued listing requirements, it could result in our common stock being delisted, which could adversely affect the market price and liquidity of our securities and could have other adverse effects.

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

Our consolidated financial statements are prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred losses since inception and had a net loss of approximately $9.1 million and no revenues for the year ended December 31, 2024, with working capital of approximately $0.7 million as of December 31, 2024. These conditions, and the Company’s ability to comply with such conditions, raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued.

In September 2022, the Company completed its initial public offering of common stock, generating net proceeds of approximately $10.0 million. Additionally, in January 2023, the Company entered into a securities purchase agreement with an institutional investor through which the Company sold a convertible note with a principal value of $4.3 million, along with a four-year warrant to purchase 127,260 shares of common stock, exercisable at $18.80 per share, providing the Company with approximately $3.6 million in net proceeds. As a consequence of the October 2024 Equity Financing (as defined below), the exercise price of the warrant was adjusted to $0.48 per share.

In October 2024, the Company completed an equity raise that provided $4.0 million in cash, net of placement agent fees of $0.5 million, for the issuance of 2.9 million shares/pre-funded warrants, and by 2.9 million warrants with an exercise price of $1.40 per share. In addition, in October 2024, the Company completed an offering of senior secured convertible bridge notes, receiving $790 thousand in cash. The notes have a term of one-year and were accompanied by 329,461 warrants with a weighted-average exercise price of $1.42 per share. To date, none of the above-listed warrants have been exercised. However, the Company’s existing cash resources, marketable securities and the cash received from the Company’s offerings are not expected to provide sufficient funds to support the Company’s operations and clinical trials through the next 12 months.

The capital raise has supported operations leading up to the manufacture of drug product and FDA approval of the IND for the Phase II clinical trial of Ropidoxuridine and radiation therapy in glioblastoma. The FDA recommended and the company agreed to an expansion of the clinical trial, necessitating additional capital expenditures to complete the trial. Management intends to initiate additional follow-on offerings and has submitted SBIR applications for non-dilutive NIH funding for our pre-clinical project. The ability of the Company to continue as a going concern is dependent upon our ability to successfully conduct clinical trials, bring a drug candidate to commercialization, generate revenues, and to raise additional equity or debt financing to fund our operations.

Our success is primarily dependent on the successful development, regulatory approval and commercialization of our product candidates, all of which are in the early stages of development.

Our product candidates include Ropidoxuridine, a Phase II, clinical-stage radiation sensitizer, a platform of HDAC inhibitors (SP-1-161, SP-2-225 and SP-1-303) and two preclinical, prostate cancer-oriented diagnostics assets – the PC-RAD Test, a blood test to predict clinical response to radiation therapy and the PSMA-B ligand for potential use as a theranostic agent. None of our product candidates have gained marketing approval for sale in the United States or any other country, and we cannot guarantee that we will ever have marketable products. To date, we have invested substantially all of our efforts and financial resources in the research and development and commercial planning for our current product candidate and our HDAC small molecule delivery platform. Our near-term prospects, including our ability to finance our Company and generate revenue, as well as our future growth, will depend heavily on the development, marketing approval and commercialization of our product candidates. The clinical and commercial success of product candidates will depend on a number of factors, including the following:

●	building on favorable results from our Phase I clinical trial for IPdR and proceeding to Phase II and Phase III clinical trials, which may be slower or cost more than we currently anticipate;

●	our ability to demonstrate safety and efficacy of our product candidates, which are ongoing determinations that are solely within the authority of the FDA;

●	even if our clinical trials are completed, there can be no assurance that the FDA will agree that we have satisfactorily demonstrated safety or efficacy or that the FDA will not raise new issues regarding the design of our clinical trials;

●	whether we are required by the FDA to conduct additional clinical trials to support the approval of our product candidates;

●	the acceptance by the FDA of our proposed parameters for regulatory approval, including our proposed indication, endpoints and endpoint measurement tools relating to our product candidates;

●	the incidence, duration and severity of adverse side effects;

●	the timely receipt of necessary marketing approvals from the FDA;

●	whether we are able to secure collaborations for completing the development and, if approved, commercialization of our product candidates;

●	the effectiveness of our and our potential collaborators’ marketing, sales and distribution strategy and operations of product candidates that are approved;

●	our success in educating physicians and patients about the benefits, administration and use of our product candidates;

●	the ability of our third-party manufacturers and potential collaborators to manufacture clinical trial and commercial supplies of our product candidates to remain in good standing with regulatory bodies, and to develop, validate and maintain commercially viable manufacturing processes that are compliant with cGMP regulations;

●	our ability to commercialize our product candidates, if approved for marketing;

●	our ability to enforce our intellectual property rights;

●	our ability to avoid third-party patent interference or patent infringement claims;

●	acceptance of our product candidates as safe and effective by patients and the medical community; and

●	a continued acceptable quality profile of our product candidates following approval.

Many of the risk factors detailed herein are beyond our control. Accordingly, we cannot assure you that we will ever be able to generate revenue through the sale of our product candidates. Any one of these factors or other factors discussed in this Annual Report could affect our ability to commercialize product candidates, which could impact our ability to earn sufficient revenues to transition from a developmental stage company and continue our business. If we do not obtain marketing approval of and commercialization of our product candidates, or are significantly delayed in doing so, our business will be materially harmed. We have a limited operating history and have incurred significant losses since our inception, and we anticipate that we will continue to incur losses for the foreseeable future and may never achieve or maintain profitability.

We are a clinical stage pharmaceutical company, have only recently commenced our Phase II clinical trials of our lead drug candidate, and have a limited operating history upon which you can evaluate our business and prospects. Specialty pharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We do not currently have any product candidates in advanced clinical trials or approved for sale, and we continue to incur significant research and development and general and administrative expenses related to our operations. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the specialty pharmaceutical industry. We have not generated any revenue to date and have incurred losses in each year since our founding in December 2012. Our accumulated deficit as of December 31, 2024 was $34.6 million. We expect to continue to incur significant losses for the foreseeable future. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods.

We currently have no source of product sales revenue.

We have not yet completed clinical trials and thus do not yet have commercial sales of our products and have not yet generated any revenues from commercial sales of our product candidates. Our ability to generate product revenue depends upon our ability to develop and commercialize products, including any of our current product candidates or other product candidates that we may develop, in-license or acquire in the future. We do not anticipate generating revenue from the sale of products for the foreseeable future and are reliant on our ability to raise financing through third parties, including the sale of securities. Our ability to generate future product revenue from our current or future product candidates also depends on a number of additional factors, including our ability to:

●	our ability to raise funds to enable us to finance and complete research and clinical development of current and future product candidates, either directly or through collaborative relationships;

●	establish and maintain supply and manufacturing relationships with third parties, and ensure adequate and legally compliant manufacturing of bulk drug substances and drug products to maintain that supply;

●	obtain regulatory approval from relevant regulatory authorities in jurisdictions where we intend to market our product candidates, either directly or through collaborative relationships;

●	launch and commercialize future product candidates for which we obtain marketing approval, if any, through collaborative partners;

●	obtain coverage and adequate product reimbursement from third-party payors, including government payors;

●	achieve market acceptance for our products, if any;

●	establish, maintain and protect our intellectual property rights; and

●	attract, hire and retain qualified personnel.

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

We believe that the proceeds we received in the $4.0 million, net of $0.5 million in placement agent fees, October 2024 offering and the $790 thousand senior secured convertible note offering, along with our existing capital resources, will not be sufficient to fund our operations one year after the date that the consolidated financial statements are issued without additional capital infusion. We anticipate we will need to seek additional funding through public or private equity or debt financings or other sources, such as through a rights offering, strategic collaborations or grants and contracts. Such financing may result in dilution to stockholders, imposition of debt covenants and repayment obligations, or other restrictions that may adversely affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

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

Unfavorable and/or unstable global market and economic conditions, including those caused by the ongoing conflict between the Ukraine and Russia, as well as in the Middle East, and the COVID-19 pandemic, could have serious adverse consequences on our business, financial condition and results of operations.

The global economy, including credit and financial markets, has experienced extreme volatility and disruptions as a result of the ongoing conflict between the Ukraine and Russia, as well as in the Middle East, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, increases in inflation rates and uncertainty about economic stability. Our results of operations could be adversely affected by the general conditions of the global economy and the global financial markets. In addition, any such volatility and disruptions may have adverse consequences on us or the third parties upon whom we rely. For example, in 2008, the global financial crisis caused extreme volatility and disruptions in the capital and credit markets and the COVID-19 pandemic has caused significant volatility and uncertainty in U.S. and international markets. Inflation rates, particularly in the United States, have increased recently to levels not seen in years. Increased inflation may result in increased operating costs (including our labor costs), reduced liquidity, and limitations on our ability to access credit or otherwise raise debt and equity capital. In addition, the United States Federal Reserve has raised, and may again raise, interest rates in response to concerns about inflation. Increases in interest rates, especially if coupled with reduced government spending and volatility in financial markets, may have the effect of further increasing economic uncertainty and heightening these risks, which may impact our ability to raise additional capital in the future. The March 2023 failure of Silicon Valley Bank, the pressure such failure has placed on other mid-sized banks, and its potential near- and long-term effects on the biotechnology industry and its participants such as our vendors, suppliers and investors, may also adversely affect our operations and stock price. In addition, U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the ongoing military conflict between Russia and Ukraine, which began with a full-scale military invasion of Ukraine by Russian Troops on February 24, 2022, and the ongoing conflict between Israel and Hamas, which began on with a terrorist attack by Hamas against Israel on October 7, 2024. Although the length and impact of the ongoing military conflict is highly unpredictable, these conflicts could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain disruptions. For example, various of Russia’s actions have led to sanctions and other penalties being levied by the United States, Australia, the European Union, and other countries, as well as other public and private actors and companies, against Russia and certain other geographic areas, including agreement to remove certain Russian financial institutions from the Society for Worldwide Interbank Financial Telecommunication payment system and restrictions on imports of Russian oil, liquified natural gas and coal. Additional potential sanctions and penalties have also been proposed and/or threatened. Russian military actions and the resulting sanctions could disrupt or otherwise adversely impact our operations and the operations of third parties upon which we rely, as well as the global economy and financial markets, and lead to instability and lack of liquidity in capital markets, potentially making it more difficult for us to obtain additional funds. Related sanctions, export controls or other actions that may be initiated by nations including the United States, the European Union or Russia (e.g., potential cyberattacks, disruption of energy flows, etc.), which could adversely affect our business and/or our supply chain, our CROs, CMOs and other third parties with which we conduct business. A severe or prolonged economic downturn, inflationary environment, rising interest rates, or political unrest could result in a variety of risks to our business, including, weakened demand for our product candidates and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining global economy could also strain our suppliers, possibly resulting in supply disruption. The extent and duration of the military action, sanctions, and resulting market disruptions are impossible to predict, but could be substantial. Any such disruptions may also magnify the impact of other risks described in this Annual Report on Form 10-K and the documents incorporated by reference herein.

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

Because we rely on third party manufacturing and supply partners, our supply of research and development, and preclinical and clinical development materials, may become limited or interrupted or may not be of satisfactory quantity or quality.

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

The manufacturing process for a product candidate is subject to FDA and foreign regulatory authority review. Suppliers and manufacturers must meet applicable manufacturing requirements and undergo rigorous facility and process validation tests required by regulatory authorities in order to comply with regulatory standards, such as cGMP. In the event that any of our suppliers or manufacturers fail to comply with such requirements or to perform its obligations to us in relation to quality, timing or otherwise, or if our supply of components or other materials becomes limited or interrupted for other reasons, we may be forced to manufacture the materials ourselves, for which we currently do not have the capabilities or resources, or enter into an agreement with another third party, which we may not be able to do on reasonable terms, if at all. In some cases, the technical skills or technology required to manufacture our product candidates may be unique or proprietary to the original manufacturer, and we may have difficulty, or there may be contractual restrictions prohibiting us from, transferring such skills or technology to another third party and a feasible alternative may not exist. These factors would increase our reliance on such manufacturer or require us to obtain a license from such manufacturer in order to have another third party manufacture our product candidates. If we are required to change manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines. The delays associated with the verification of a new manufacturer could negatively affect our ability to develop product candidates in a timely manner or within budget.

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

Our success largely depends on the continued service of certain key management and other specialized personnel, including Anatoly Dritschilo, M.D., our Chief Executive Officer, Timothy Lorber, our Chief Financial Officer, Mira Jung, Ph.D., our Chief Scientific Officer, Michael Vander Hoek, our Vice President Operations and Regulatory, and Peter Dritschilo, our President and Chief Operating Officer. The loss of one or more members of our management team or other key employees or advisors could delay our research and development programs and materially harm our business, financial condition, results of operations and prospects. The relationships that our key managers have cultivated within our industry make us particularly dependent upon their continued employment with us. We are dependent on the continued service of our technical personnel because of the highly technical nature of our product candidates and technologies and the specialized nature of the regulatory approval process. Because our management team and key employees are not obligated to provide us with continued service, they could terminate their employment with us at any time without penalty. We do not maintain key person life insurance policies on any of our management team members or key employees. Our future success will depend in large part on our continued ability to attract and retain other highly qualified scientific, technical and management personnel, as well as personnel with expertise in clinical testing, manufacturing, governmental regulation and commercialization. We face competition for personnel from other companies, universities, public and private research institutions, government entities and other organizations.

If our product candidates advance into Phase II and Phase III clinical trials, we may experience difficulties in managing our growth and expanding our operations.

As our product candidates enter into and advance through preclinical studies and any clinical trials, we will need to expand our development, regulatory and manufacturing capabilities or contract with other organizations to provide these capabilities for us. In the future, we expect to have to manage additional relationships with collaborators or partners, suppliers and other organizations. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls.

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

We have established a cybersecurity subcommittee, consisting of two independent directors and two officers of the Company (the “Cybersecurity Subcommittee”). Our Cybersecurity Subcommittee held its first meeting in January 2024 to (i) identify risks associated with cybersecurity, (ii) design guidance on cybersecurity, (iii) design plans to mitigate potential damages that may be caused by cyber issues, and (iv) provide training plan to employees. Additionally, in April 2024, our Cybersecurity Subcommittee requested our employees to complete a series of cybersecurity related trainings.

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

Our success depends in part on our ability to obtain and maintain patents and other forms of intellectual property rights, including in-licenses of intellectual property rights of others, for our product candidates, methods used to manufacture our product candidates and methods for treating patients using our product candidates, as well as our ability to preserve our trade secrets, to prevent third parties from infringing upon our proprietary rights and to operate without infringing upon the proprietary rights of others. As of the date of this Annual Report, we have filed six patent applications with the U.S. Patent and Trademark Office (the “USPTO”) with respect to various aspects of our HDAC inhibitor small molecule delivery platforms and Ropidoxuridine, our lead product candidate. However, we may not be able to apply for patents on certain aspects of our product candidates or delivery technologies in a timely fashion or at all. To date, four U.S. patents and eighteen European patents have been granted. There is no guarantee that any of our pending patent applications will result in issued or granted patents, that any of our issued, granted or licensed patents will not later be found to be invalid or unenforceable or that any issued, granted or licensed patents will include claims that are sufficiently broad to cover our product candidates or delivery technologies or to provide meaningful protection from our competitors. Moreover, the patent position of specialty pharmaceutical companies can be highly uncertain because it involves complex legal and factual questions. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our current and future proprietary technology and product candidates are covered by valid and enforceable patents or are effectively maintained as trade secrets. If third parties disclose or misappropriate our proprietary rights, it may materially and adversely impact our position in the market.

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

Any drugs we develop may become subject to unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives, which may harm our business.

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

Our ability to obtain services, reimbursement or funding from the federal government, including the ability to obtain grants from the NIH, may be impacted by possible reductions in federal spending or changes in regulations or the regulatory environment.

U.S. federal government agencies currently face potentially significant spending reductions. Under the Budget Control Act of 2011, the failure of Congress to enact deficit reduction measures of at least $1.2 trillion for the years 2013 through 2021 triggered automatic cuts to most federal programs. These cuts would include aggregate reductions to Medicare payments to providers of up to two percent per fiscal year, starting in 2013. Under the American Taxpayer Relief Act of 2012, which was enacted on January 1, 2013, the imposition of these automatic cuts was delayed until March 1, 2013. Certain of these automatic cuts have been implemented and the federal government has implemented, and may be poised to implement, additional budget cuts. The full impact on our business of such cuts is uncertain. If federal spending is reduced, anticipated budgetary shortfalls may also impact the ability of relevant agencies, such as the FDA or the NIH to continue to function at current levels. Amounts allocated to federal grants and contracts may be reduced or eliminated. These reductions may also impact the ability of relevant agencies to timely review and approve drug research and development, manufacturing, and marketing activities, which may delay our ability to develop, market and sell any products we may develop.

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

On December 31, 2024, the Company received a letter from Nasdaq stating that for the 30 consecutive business day period between November 15, 2024 to December 30, 2024 the Company’s common stock had failed to maintain a Minimum Bid Price Requirement of $1.00 per share, as required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2). Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), the Company has a grace period of 180 calendar days, or until June 30, 2025, to regain compliance with the Minimum Bid Price Requirement. To regain compliance, the closing bid price of the Company’s common stock must meet or exceed $1.00 per share for a minimum of 10 consecutive business days.

Pursuant the new Nadsaq Rule 5810, which does not allow for more than one reverse split in any 12 month period, because Shuttle Pharma completed a 1-for-8 reverse stock split in August 2024, the Company must regain compliance with the Minimum Bid Price Requirement by no later than June 30, 2025, as the Company is not eligible for an additional 180-day compliance period. As a result, if the Company’s price per share does not organically increase to $1.00 or more prior to the end of May 2025, the Company will be obligated, upon obtaining stockholder approval, to complete a reverse split in order to regain compliance with the Nasdaq Listing Requirements. If the Company cannot regain compliance prior to June 30, 2025, Nasdaq will provide the Company with notice that its common stock will be subject to delisting. At that time, the Company may appeal Nasdaq’s delisting determination to a Nasdaq Hearings Panel.

Nasdaq’s notice to the Company of noncompliance has no immediate effect on the listing of the Company’s common stock and its common stock will continue to be listed on The Nasdaq Capital Market under the symbol “SHPH.” There can be no assurance that the Company will regain compliance with the Minimum Bid Price Requirement or maintain compliance with any of the other Nasdaq continued listing requirements. The Company will continue to monitor the closing bid price of its common stock and may, if appropriate, consider available options to regain compliance with the Minimum Bid Price Requirement.

In addition, on September 10, 2024, the Company received a letter from Nasdaq, notifying the Company that it is no longer in compliance with the minimum stockholders’ equity requirement for continued listing on the Nasdaq Capital Market. Nasdaq Listing Rule 5550(b)(1) requires listed companies to maintain stockholders’ equity of at least $2.5 million. In the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2024, the Company reported stockholders’ equity of $801,434, which is below the minimum stockholders’ equity required for continued listing pursuant to Nasdaq Listing Rule 5550(b)(1). In addition, presently, the Company does not meet the alternatives of market value of listed securities or net income from continuing operations.

Nasdaq’s notice has no immediate effect on the listing of the Company’s securities on the Nasdaq Capital Market. Nasdaq provided the Company with 45 calendar days, or until October 25, 2024, to submit a plan to regain compliance with the minimum stockholders’ equity standard.

On October 15, 2024, the Company submitted a plan to Nasdaq to regain compliance, which was accepted by Nasdaq. As a result, the Company now has until March 10, 2025 to complete a follow on equity raise to bring the Company’s stockholders’ equity above the minimum requirement of $2.5 million. While the Company is presently seeking additional funding, and intends to pursue a follow-on offering in the coming weeks, there is no guarantee that the Company will be able to complete such equity raise or otherwise be able to regain compliance within the requisite time period. If the Company does not regain compliance, Nasdaq will provide notice to the Company that the Company’s securities will become subject to delisting. In that event, the Company will have an opportunity to appeal Nasdaq’s decision to a hearings panel.

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

We are required to include in our Annual Report on Form 10-K a report of management on the effectiveness of our internal control over financial reporting. We expect to incur additional expenses and diversion of management’s time as a result of performing the system and process evaluation, testing and remediation required in order to comply with the management certification requirements.

Presently, we have identified financial reporting internal control weaknesses relating to segregation of duties, information technology general controls and various accounting processes. While we have improved our organizational capabilities, we still may not have a sufficient number of employees to segregate responsibilities and may be unable to afford further enhancements to our staff or engaging outside consultants or professionals further to fully mitigate these internal control deficiencies. During the course of our testing, we may identify other deficiencies that we may not be able to timely remediate. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock, if a market ever develops, could drop significantly.

The Jobs Act has reduced the information that we are required to disclose.

Under the Jobs Act, the information that we will be required to disclose has been reduced in a number of ways.

As a company that had gross revenues of less than $1.235 billion during the Company’s last fiscal year, the Company is an “emerging growth company,” as defined in the Jobs Act (an “EGC”). We will retain that status until the earliest of (a) the last day of the fiscal year which we have total annual gross revenues of $1.235 billion (as indexed for inflation in the manner set forth in the Jobs Act) or more; (b) the last day of the fiscal year of following the fifth anniversary of the date of the first sale of the common stock pursuant to an effective registration statement under the Securities Act; (c) the date on which we have, during the previous three year period, issued more than $1,000,000,000 in non-convertible debt; or (d) the date on which we are deemed to be a “large accelerated filer,” as defined in Rule 12b-2 under the Exchange Act or any successor thereto. As an EGC, the Company is relieved from the following:

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

Since commencement of trading on Nasdaq, our stock price has been extremely volatile. As a result of this volatility, investors may not be able to sell their common stock at or above the price when they purchased our common stock. The market price for our common stock may be influenced by many factors, including the other risks described in this section of this Annual Report entitled “Risk Factors” and the following:

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

We cannot assure you that we will be able to meet the continued listing standards of Nasdaq in the future. If we fail to comply with the applicable listing standards, including the requirement that we regain compliance with the $2.5 million stockholders’ equity requirement and the Minimum Bid Price Requirement, and Nasdaq delists our common stock, we and our stockholders could face significant material adverse consequences, including:

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

Because our management has broad discretion over the use of the net proceeds we have received, or will receive, from our equity and/or debt follow-on offerings, you may not agree with how we use them and the proceeds may not be invested successfully.

We intend to use the net proceeds to us from any follow-on offerings to fund preclinical and clinical trials of product candidates, Ropidoxuridine and new formulations of Ropidoxuridine with Tipiracil, O-18 containing molecules for proton radiation sensitization, continued HDAC technology platform development, working capital and general corporate purposes, including the costs of operating as a public company, as well as potential acquisition or in-licensing activities. Therefore, our management has broad discretion as to the use of the IPO proceeds and proceeds from our subsequent private placements or follow-on offerings. Accordingly, you will be relying on the judgment of our management with regard to the use of these net proceeds, and you will not have the opportunity, as part of your investment decision, to assess whether the proceeds are being used appropriately. It is possible that the proceeds will be invested in a way that does not yield a favorable, or any, return for our Company.

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

Our executive officers and directors, who are our principal stockholders, own approximately 22.78% of our issued and outstanding common stock. Accordingly, they may be able to effectively control the election of directors, as well as all other matters requiring stockholder approval. The interests of our principal stockholders may differ from the interests of other stockholders with respect to the issuance of shares, business transactions with or sales to other companies, selection of other directors and other business decisions. The minority stockholders have no way of overriding decisions made by our principal stockholders. This level of control may also have an adverse impact on the market value of our shares because our principal stockholders may institute or undertake transactions, policies or programs that result in losses and may not take any steps to increase our visibility in the financial community and/or may sell sufficient numbers of shares to significantly decrease our price per share.

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

On July 10, 2024, the Audit Committee and Company management, after consultation and discussion with our independent registered public accounting firm, concluded that certain of our previously issued audited consolidated financial statements and unaudited consolidated financial statements need to be restated and should no longer be relied on for the reasons described in the Current Report on Form 8-K dated July 10, 2024, and in “Explanatory Note” preceding Part I, Item 1 of the Form 10-K/A we filed on September 4, 2024 (the “Form 10-K/A”) and Note 2 to the Consolidated Financial Statements under Part II, Item 8 of the Form 10-K/A.

The accounting errors impacted the Company’s consolidated financial statements for the year ended December 31, 2022. These errors further resulted in an impact to the Company’s consolidated balance sheet for the year ended December 31, 2023 and the unaudited condensed consolidated balance sheet as of and for the periods ended March 31, 2023, June 30, 2023 and September 30, 2023, specific to Additional Paid In Capital and Accumulated Deficit. Additionally, the restatement constituted an event of default under the terms of one of the Company’s financing arrangements that was subsequently waived but required additional cash collateral from the Company.

In addition, in connection with the restatement of the previously issued financial statements for the fiscal year ended December 31, 2023 and December 31, 2022, and fiscal quarter ended March 31, 2024 (the “Affected Periods”), management identified certain material weaknesses in our internal control over financial reporting. Although we are taking remediation measures, including having hired a new Chief Financial Officer during the second quarter of 2024 to bolster the Company’s internal technical accounting and financial reporting experience and provide bandwidth for the prior Chief Financial Officer to focus on the Company’s expanding clinical trials, we can give no assurance that the measures we have taken, are taking and plan to take in the future will remediate the material weaknesses identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our consolidated financial statements.

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

If we fail to comply with the continued listing requirements of Nasdaq, it could result in our common stock being delisted, which could adversely affect the market price and liquidity of our securities and could have other adverse effects.

On December 31, 2024, the Company received a letter from the Nasdaq Listing Qualifications Staff of The Nasdaq Stock Market LLC stating that for the 30 consecutive business day period between November 15, 2024 to December 30, 2024 the Company’s common stock had failed to maintain a minimum closing bid price of $1.00 per share, as required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”). Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), the Company has an initial period of 180 calendar days, or until June 30, 2025, to regain compliance with the Minimum Bid Price Requirement. To regain compliance, the closing bid price of the Company’s common stock must meet or exceed $1.00 per share for a minimum of 10 consecutive business days.

On September 10, 2024, we received a letter from Nasdaq notifying the Company that it is no longer in compliance with the minimum stockholders’ equity requirement for continued listing on the Nasdaq Capital Market. Nasdaq Listing Rule 5550(b)(1) requires listed companies to maintain stockholders’ equity of at least $2.5 million. In addition, presently, the Company does not meet the alternatives of market value of listed securities or net income from continuing operations.

Our plan of regain compliance has been accepted by Nasdaq and now we have 180 days, or until March 10, 2025, to regain compliance. However, there can be no assurance that the Company will be able to regain compliance and maintain its listing on the Nasdaq Capital Market. If the Company fails to regain compliance during the extended compliance period, or if the Company fails to satisfy another Nasdaq requirement for continued listing, Nasdaq could provide notice that the Company’s securities will become subject to delisting. In that event, the Company will have an opportunity to appeal Nasdaq’s decision to a hearings panel.

While we aim to regain compliance with Nasdaq’s stockholders equity requirement, we nonetheless run the risk that our stock may be delisted if we fail to comply with Nasdaq listing requirements. In the event our common stock is delisted, we may seek to have our common stock quoted on an over-the-counter marketplace, such as on the OTCQX. The OTCQX is not a stock exchange, and if our common stock trades on the OTCQX rather than a securities exchange, there may be significantly less trading volume and analyst coverage of, and significantly less investor interest in, our common stock, which may lead to lower trading prices for our common stock.

Any potential delisting of our common stock from the Nasdaq may have materially adverse consequences to our stockholders, including:

●	a reduced market price and liquidity with respect to our shares of common stock, which could make our ability to raise new investment capital more difficult;
●	limited dissemination of market price of our common stock;
●	limited news coverage;
●	limited interest by investors in our common stock;
●	volatility of the prices of our common stock, due to low trading volume;
●	our common stock being considered a “penny stock,” which would result in broker-dealers participating in sales of our common stock being subject to the regulations set forth in Rules 15g-2 through 15g-9 promulgated under the Exchange Act;
●	increased difficulty in selling our common stock in certain states due to “blue sky” restrictions; and
●	limited ability to issue additional securities or to secure additional financing.

Sales of substantial amounts of our securities in the public market could depress the market price of our common stock.

Our common stock is listed for trading on the Nasdaq Capital Market. If our stockholders sell substantial amounts of our common stock in the public market, or the market perceives that such sales may occur, the market price of our securities could fall and we may be unable to sell our securities in the future.

Our securities may experience extreme price and volume fluctuations, which could lead to costly litigation for us and make an investment in us less appealing.

The market price of our common stock may fluctuate substantially due to a variety of factors, including:

●	the status and results of our clinical trials for our product candidate;

●	our ability to fund and complete our study and, if such study provides data supporting an FDA submission, our ability to apply for and obtain clearance from the FDA;

●	our ability to remain a going concern;

●	our ability to maintain our Nasdaq listing;

●	our business strategy and plans;

●	the potential market for our product candidate, if approved for sale in the U.S.;

●	new regulatory pronouncements and changes in regulatory guidelines and timing of regulatory approvals;

●	general and industry-specific economic conditions;

●	variations in our quarterly financial and operating results, including the rate at which we incur negative cash flow in future periods;

●	additions to or departures of our key personnel;

●	changes in market valuations of other companies that operate in our business segments or in our industry;

●	lack of trading liquidity;

●	if our product is approved and becomes available for us to sell in the U.S., whether we ultimately achieve profitability or not;

●	changes in accounting principles; and

●	general market conditions, economic and other external factors.

The market prices of the securities of early-stage companies, particularly companies like ours that are seeking to obtain regulatory approval of their product candidate and do not yet generate operating revenue, have been highly volatile and are likely to remain highly volatile in the future. This volatility has often been unrelated to the operating performance of particular companies. In the past, companies that experience volatility in the market price of their securities have often faced securities class action litigation. Whether or not meritorious, litigation brought against us could result in substantial costs, divert our management’s attention and resources and harm our financial condition and results of operations.

Although we have no preferred stock outstanding as of the date hereof and we have currently no intention to issue any preferred stock, our common stockholders could be adversely affected by the issuance by us of preferred stock in the future, if any.

Our certificate of incorporation does not restrict our ability to offer one or more series of preferred stock, any or all of which could rank equally with or have preferences over our common stock as to dividend payments, voting rights, rights upon liquidation or other types of rights. Our board of directors has the authority, without further action by the stockholders, to issue shares of preferred stock in one or more series and to fix the rights, preferences and the number of shares constituting any series or the designation of such series. In the case our board of directors decides to issue any preferred stock, we would have no obligation to consider the specific interests of the holders of common stock in creating any such series of preferred stock or engaging in any such offering or transaction. Our creation of any series of preferred stock or our engaging in any such offering or transaction could have a material adverse effect on holders of our common stock.

Trading of our common stock may be limited, making it difficult for our stockholders to sell their shares, and future sales of common stock could reduce our stock price.

Our common stock currently trades on Nasdaq under the ticker “SHPH.” The liquidity of our common stock may be limited, including in terms of the number of shares that can be bought and sold at a given price and reduction in security analysts’ and the media’s coverage of us, if any. These factors may result in different prices for our common stock than might otherwise be obtained in a more liquid market and could also result in a larger spread between the bid and asked prices for our common stock. In addition, in the absence of a large market capitalization, our common stock is less liquid than the stock of companies with broader public ownership, and, as a result, the trading prices of our common stock may be more volatile. In the absence of an active public trading market, an investor may be unable to liquidate his/her investment in our common stock. Trading of a relatively small volume of our common stock may have a greater impact on the trading price of our stock. We cannot predict the prices at which our common stock will trade in the future, if at all.

FINRA sales practice requirements may limit a stockholder’s ability to buy and sell our securities.

Effective June 30, 2020, the SEC implemented Regulation Best Interest requiring that “A broker, dealer, or a natural person who is an associated person of a broker or dealer, when making a recommendation of any securities transaction or investment strategy involving securities (including account recommendations) to a retail customer, shall act in the best interest of the retail customer at the time the recommendation is made, without placing the financial or other interest of the broker, dealer, or natural person who is an associated person of a broker or dealer making the recommendation ahead of the interest of the retail customer.” This is a significantly higher standard for broker-dealers to recommend securities to retail customers than before under FINRA “suitability rules.” FINRA suitability rules do still apply to institutional investors and require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending securities to their customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information, and for retail customers determine the investment is in the customer’s “best interest” and meet other SEC requirements. As a result, fewer broker-dealers may be willing to make a market in our common stock, reducing a stockholder’s ability to resell shares of our common stock.

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

We have begun to conduct risk assessments at least annually to identify cybersecurity threats. These risk assessments include identifying reasonably foreseeable potential internal and external risks, the likelihood of occurrence and any potential damage that could result from such risks, and the sufficiency of existing policies, procedures, systems, controls and other safeguards we have put in place to manage such risks. Our risk management process also encompasses cybersecurity risks associated with the use of our major third-party vendors and service providers.

Following these risk assessments, we design, implement, and maintain reasonable safeguards to minimize the identified risks; reasonably address any identified gaps in existing safeguards; update existing safeguards as necessary; and monitor the effectiveness of our safeguards.

We believe we have allocated adequate resources related to our cybersecurity risk management processes and have designated our President and Chief Operating Officer with the responsibility of managing the cybersecurity risk assessment and mitigation process with the oversight of the Chief Financial Officer responsible for the consolidated financial statements for the year ended December 31, 2024.

As part of our overall risk management program, we provide cybersecurity training to employees in high risk areas and have distributed standard operating procedures to all employees. For additional information regarding whether any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect our company, including our business strategy, results of operations, or financial condition, please refer to Item 1A, “Risk Factors,” in this annual report on Form 10-K , including the risk factors entitled “Our internal computer systems, or those of our CROs or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our product development programs,” “Our proprietary information, or that of our customers, suppliers and business partners, may be lost or we may suffer security breaches,” and “Failure of our information technology systems could significantly disrupt the operation of our business.

Governance

One of the key functions of our Board of Directors is informed oversight of our risk management process, including risks arising from cybersecurity threats. Our Board of Directors is responsible for monitoring and assessing strategic risk exposure, and our executive officers are responsible for the day-to-day management of the material risks we face. Our Board of Directors administers its cybersecurity risk oversight function directly as a whole, and we recently established a Cybersecurity Subcommittee to further enhance our cybersecurity oversight. Members of the Cybersecurity Subcommittee are appointed by, and serve at the discretion of, the Board. The Cybersecurity Subcommittee consists of two Board members, both of whom are independent.

Our President and Chief Operating Officer is primarily responsible for assessing and managing material risks from cybersecurity threats on a day-to-day basis.

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

Holders

As of February 7, 2025, we had 61 holders of record of our common stock and 4,076,567 shares of common stock issued and outstanding.

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

Preferred dividends

As of the date of this Annual Report, we have not issued any preferred stock nor paid any preferred dividends.

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

Effective March 30, 2022, the Company issued a total of 839 shares (105 shares on a post-reverse split basis) of common stock (the “Issuance”) to some 23 existing shareholders in satisfaction of certain interest that had accrued as the result of an inaccurate conversion of convertible notes in our 2018 share exchange. The Issuance satisfied in full all interest owed or otherwise accruing as the result of the inaccurate conversion. Such issuance was made in accordance with Rule 506(b) of the Securities Act.

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

On January 11, 2023, we entered into a stock purchase agreement (the “SPA”) with the Alto Opportunity Master Fund, SPC – Segregated Master Portfolio B, a Cayman entity (the “Investor”), pursuant to which the Company sold to the Investor a $4.3 million convertible note (the “Convertible Note”) and warrant (the “Warrant”) to purchase 127,260 shares of common stock of the Company, in exchange for gross proceeds of $4.0 million Investment Amount. The Convertible Note amortizes on a monthly basis and the Company can make such monthly amortization payments in cash or, subject to certain equity conditions, in registered shares of common stock or a combination thereof. For equity repayment, the Convertible Note is convertible into shares of common stock at price per share equal to the lower of (i) $18.80 (ii) 90% of the three lowest daily VWAPs of the 15 trading days prior to the payment date or (iii) 90% of the VWAP of the trading day prior to payment date. The Convertible Note is repayable over 26 months and bears interest at the rate of 5% per annum. The Warrant is exercisable for four years from the date of closing and is exercisable at $0.48 per share. In the event the Investor exercises the Warrant in full, such exercise would result in additional gross proceeds to the Company of approximately $0.1 million.

On May 10, 2023, we entered into an amendment agreement to the SPA (the “Amendment Agreement”). Under the Amendment Agreement, the Company and the Investor amended the transaction documents as follows: (i) amended and restated Section 2 of the Warrant so as to remove a provision that would have potentially required an adjustment to the number of warrant shares exercisable under the Warrant, (ii) stipulated that the Company would obtain majority shareholder approval to issue up to an additional $10 million Subsequent Notes and Subsequent Warrants equal to 42.5% of the outstanding principal value of the Subsequent Notes, which Subsequent Note and Subsequent Warrant would be sold to the Investor on substantially the same terms as the existing Convertible Note and Warrant (each as amended by the Amendment Agreement) and upon conversion and/or exercise would cause the potential issuance of in excess of 19.9% of the Company’s issued and outstanding stock, (iii) that, upon obtaining majority stockholder approval, the Company would file a Schedule 14C related to such potential issuance of the shares of common stock related to the potential sale of the Subsequent Notes and Subsequent Warrants to the Investor within 30 calendar days of entry into the Amendment Agreement, and (iv) stipulated that the Investor would release $1,500,000 in cash collateral to the Company, with $1,000,000 to be released to the Company immediately upon singing of the Amendment Agreement and $500,000 to be released upon the Company’s filing of the Schedule 14C. The Company obtained majority stockholder consent to the potential sale of the Subsequent Notes and Subsequent Warrants to the Investor in advance of entry into the Amendment Agreement.

On June 4, 2023, we entered into an amendment to the Amendment Agreement dated May 11, 2023 (the “Amendment to the Amendment Agreement”), for purposes of amending the terms of the SPA. Under the Amendment to the Amendment Agreement, the Company and the Investor agreed as follows: (i) that Section 15(q) to the Convertible Note, which required the Company to hold the Cash Collateral in a Controlled Account Agreement (as defined in the Convertible Note), would no longer be applicable, (ii) that the Investor would stipulate the release to the Company of the remaining Cash Collateral totaling $2,924,000 (thus releasing the full amount of the Cash Collateral to the Company), and (iii) that, should the Investor exercise its option to purchase the Subsequent Notes and Subsequent Warrants, that such Subsequent Notes would omit Section 15(q) and that the Company would not be required to maintain any controlled accounts or otherwise be subject to any controlled account agreements.

On October 14, 2024, the Company commenced the first closing of $600,000 in investments of an up to $1.3 million offering of 5% original issue discount senior secured convertible notes and warrants (the “First Closing”). On October 21, 2024, the Company closed on an additional $231,579 in notes and warrants purchased in the offering (the “Second Closing”), receiving an additional $220,000 in proceeds and bringing the offering to a close after receiving a total of $790,000 in gross proceeds, including $237,500 invested by the Company’s Chief Executive Officer, Dr. Anatoly Dritschilo, in the First Closing. In the Second Closing, two accredited investors purchased a total of $231,579 in notes and 88,544 warrants, exercisable at $1.49 per share, or 125% of the closing price of the Company’s common stock on the day prior to closing.

Issuer Purchases of Equity Securities

None.

Use of proceeds

None.

Item 6. [Reserved]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Result of Operations (the “MD&A”) should be read in conjunction with our financial statements and the related notes thereto included elsewhere in this Annual Report. The MD&A contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations, and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future-tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements in this Annual Report. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors including, but not limited to, those noted under “Risk Factors” in this Annual Report.

We do not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Annual Report, except as required by U.S. federal securities laws.

Overview

Founded by Georgetown University Medical School faculty members, Shuttle Pharmaceuticals Holdings, Inc. is a discovery and development stage pharmaceutical company leveraging our proprietary technology to develop novel therapies that are designed to cure cancer. Originally formed as Shuttle Pharmaceuticals, LLC in 2012, our goal is to extend the benefits of cancer treatments by leveraging insights into cancer therapy with surgery, radiation therapy, chemotherapy and immunotherapy. While there are several therapies being developed with the goal of curing cancer, one of the most effective and proven approaches to this is RT. The Company is developing a pipeline of products designed to address the limitations of the current standard of cancer therapies. We believe that our product candidates will enable us to deliver cancer treatments that are safer, more reliable and at a greater scale than that of the current standard of care.

Operations to date have focused on continuing our research and development efforts to advance Ropidoxuridine clinical testing and improved drug formulation, to advance HDAC6 inhibitor (SP-2-225) preclinical development and explore application of the PC-RAD Test, predictive biomarkers of radiation response. The clinical development of Ropidoxuridine has included completion of a Phase I clinical trial to establish drug bioavailability and a maximum tolerated dose for use in Phase II clinical trials. TCG GreenChem, with whom we have contracted for process research, development and cGMP compliant manufacture of IPdR, has manufactured the API of Ropidoxuridine and the University of Iowa Pharmaceuticals has formulated the drug product for use in the Company’s upcoming Phase II clinical trial in brain cancer patients undergoing radiation therapy. The drug product (capsules) were shipped to CRO Theradex Oncology and distributed to clinical trial sites that are fully approved to enroll patients in the trial. Shuttle received approval from the FDA to begin the clinical trial. The FDA made recommendations to expand the clinical trial to include a randomized dose “optimization” step and we agreed with the recommendation. Meetings with engaged clinical sites to review the protocol documents have occurred and FDA required IRB approvals have been received. With FDA recommended changes incorporated into the revised protocol and the completion of site initiation visits, the Company has commenced its Phase II clinical study. The radiation biomarker project and the health disparities project have been completed and the Company is proceeding with plans for clinical validation and potential for commercialization of Ropidoxuridine as a radiation sensitizer.

Nasdaq Listing Compliance

On December 31, 2024, the Company received a letter from the Nasdaq Listing Qualifications Staff of The Nasdaq Stock Market LLC (“Nasdaq”) stating that for the 30 consecutive business day period between November 15, 2024 to December 30, 2024 the Company’s common stock had failed to maintain a minimum closing bid price of $1.00 per share, as required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”). Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), the Company has until June 30, 2025 to regain compliance with the Minimum Bid Price Requirement. To regain compliance, the closing bid price of the Company’s common stock must meet or exceed $1.00 per share for a minimum of 10 consecutive business days.

If the Company cannot regain compliance during the Compliance Period by June 30, 2025, whether organically or by completing a reverse stock split and subsequently trading above $1.00 per share for 10 consecutive trading days, Nasdaq will provide the Company with notice that its common stock will be subject to delisting. At that time, the Company may appeal Nasdaq’s delisting determination to a Nasdaq Hearings Panel.

Nasdaq’s notice to the Company of noncompliance has no immediate effect on the listing of the Company’s common stock and its common stock will continue to be listed on The Nasdaq Capital Market under the symbol “SHPH.” There can be no assurance that the Company will regain compliance with the Minimum Bid Price Requirement or maintain compliance with any of the other Nasdaq continued listing requirements. The Company will continue to monitor the closing bid price of its common stock and will, as appropriate, consider available options to regain compliance with the Minimum Bid Price Requirement.

On September 10, 2024, the Company received a letter from Nasdaq, notifying the Company that it is no longer in compliance with the minimum stockholders’ equity requirement for continued listing on the Nasdaq Capital Market. Nasdaq Listing Rule 5550(b)(1) requires listed companies to maintain stockholders’ equity of at least $2.5 million. In the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2024, the Company reported stockholders’ equity of $801,434, which is below the minimum stockholders’ equity required for continued listing pursuant to Nasdaq Listing Rule 5550(b)(1). In addition, presently, the Company does not meet the alternatives of market value of listed securities or net income from continuing operations.

On October 15, 2024, the Company submitted a plan to Nasdaq to regain compliance and Nasdaq subsequently granted the Company until March 10, 2025 to regain compliance. We are now in the process of evaluating potential fundraising opportunities, have filed a preliminary registration statement on Form S-1 with the intent of completing an up to $6.5 million public offering, and are working to complete the offering on or prior to March 10, 2025. Nonetheless, there can be no assurance that the Company will be able to regain compliance prior to March 10, 2025, or if the Company fails to satisfy another Nasdaq requirement for continued listing, Nasdaq could provide notice that the Company’s securities will become subject to delisting. In that event, the Company will have an opportunity to appeal Nasdaq’s decision to a hearings panel.

Results of Operations

Comparison of the year ended December 31, 2024 and 2023

The following table summarizes the results of our operations:

	Years Ended
	December 31,
	2024	2023	Change	%
Revenue	$—	$—	$—	—
Operating expenses:
Research and development	3,618,796	3,517,093	101,703	3%
General and administrative	1,392,709	1,046,854	345,855	33%
Legal and professional	2,684,665	1,328,435	1,356,230	102%
Total operating expenses and loss of operations	7,696,170	5,892,382	1,803,788	31%

Other income (expense):
Interest expense - related parties	(8,692)	(6,825)	(1,867)	27%
Interest expense	(1,198,738)	(2,484,193)	1,285,455	(52)%
Interest income	38,138	79,117	(40,979)	(52)%
Finance fee	(152,726)	(104,245)	(48,481)	47%
Change in fair value of derivative liabilities	555,789	2,216,488	(1,660,699)	(75)%
Change in fair value of convertible notes	122,553	—	122,553	—%
Gain on sale of marketable securities	28,550	4,970	23,580	474%
Change in fair value of marketable securities	—	71,568	(71,568)	(100)%
Loss on settlement of convertible debt	(833,501)	(477,221)	(356,280)	75%
Total other expense	(1,448,627)	(700,341)	(748,286)	107%
Net loss	$(9,144,797)	$(6,592,723)	(2,552,074)	39%

Research and Development. Total research and development (“R&D”) expense was $3.6 million for the year ended December 31, 2024, as compared to $3.5 million for the year ended December 31, 2023. The increase in total R&D expense of $0.1 million, or 3%, is primarily related to the Company having completed production of the drug product and the start of work related to the initiation of trials including contract research organization (“CRO”) expenses, clinical trial sites, other regulatory activities.

R&D compensation related expenses were $1.3 million in the year ended December 31, 2024 as compared to $1.5 million in the year ended December 31, 2023. For the year ended December 31, 2024, R&D compensation related expenses was 35% as a percent of total R&D expense, representing a decrease from the 43% of total R&D incurred in the year ended December 31, 2023. Subcontractor expense made up 60% of total R&D expenses in the year ended December 31, 2024 and 52% of total R&D expenses during the year ended December 31, 2023.

General and Administrative Expenses. General and Administrative expenses in the year ended December 31, 2024 increased by $0.3 million, or 33%, from $1.0 million in the year ended December 31, 2023 to $1.4 million in the year ended December 31, 2024. The increase in general and administrative expenses was primarily due to costs associated with advertising of $0.1 million and marketing of $0.1 for investor relations and other administrative costs.

Legal and Professional Expenses. During the year ended December 31, 2024, legal and professional expenses increased by $1.4 million or 102%. The increase in legal and professional fees was primarily due to increases in our accounting expenses related to our public filing requirements, legal and professional fees related to our restatement of certain prior periods and contracts.

Other Income (expense). During the year ended December 31, 2024, other expense increased by $0.7 million or 107%. The increase was primarily driven by a $1.7 million change in fair value of derivative liabilities and a $0.4 million loss on settlement of convertible debt related to the settlement of the Alto Convertible Note. These increases were partially offset by a decrease in interest expense of $1.3 million which was also due to the settlement of the Alto Convertible Note during the period ended September 30, 2024.

Liquidity and Capital Resources

Our consolidated financial statements are prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. We have incurred losses since inception and had a net loss of $9.1 million and no revenues during the year ended December 31, 2024 and working capital of approximately $0.7 million as of December 31, 2024. We do not expect to generate positive cash flows from operating activities in the near future.

In October 2024, we completed an equity raise that provided $3.7 million net cash, after deducting placement agent fees of $0.5 million and issuance costs of $0.3 million, for the issuance of 395,574 shares of common stock and 2,555,246 pre-funded warrants, accompanied by an aggregate of 2,950,820 warrants with an exercise price of $1.40 per share. Also in October 2024, we completed an offering of senior secured convertible bridge notes, receiving $0.7 million in cash, after deducting issuance costs. The notes have a term of one-year and were accompanied by 329,461 warrants with a weighted-average exercise price of $1.42 per share. Refer to the “Recent Financing” section below for additional information. In September 2024, our CEO provided $0.3 million to us in exchange for a promissory note repayable in equal monthly installments of principal and interest over a term of one year. However, our existing cash resources and the cash received from the equity offering and senior convertible note are not expected to provide sufficient funds to carry out our operations and clinical trials through the next twelve months.

Our capital raises have to date supported operations, the manufacture of drug product and FDA approval of the IND for the Phase II clinical trial of Ropidoxuridine and radiation therapy in glioblastoma and other radiation sensitizer discovery and therapy. The FDA recommended and we have agreed to an expansion of the Phase II clinical trial, necessitating additional capital to complete the trial as well as fund ongoing operations. Additionally, the Phase II clinical trial of Ropidoxuridine has evolved with finalized agreements with all six of the planned site enrollment locations to administer the Phase II clinical trial of Ropidoxuridine and the enrollment of the first three patients.

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

Balance Sheet Data:

	December 31,	December 31,
	2024	2023	Change	%
Current assets	$2,210,917	$5,593,005	$(3,382,088)	(60)%
Current liabilities	1,533,769	1,042,237	491,532	47%
Working capital	$677,148	$4,550,768	$(3,873,620)	(85)%

As of December 31, 2024, total current assets were $2.2 million and total current liabilities were $1.5 million, resulting in working capital of $0.7 million. As of December 31, 2023, total current assets were $5.6 million and total current liabilities were $1.0 million, resulting in a working capital of $4.6 million. The Company’s current assets as of December 31, 2024 are comprised of $1.9 million of cash and cash equivalents and $0.3 million of prepaid expenses, with the decrease from December 31, 2023 being primarily due to ongoing cash burn from our R&D programs, filing expenses, reaudits, and general operations.

In addition, we continued progress on our R&D programs during the year ended December 31, 2024 that resulted in increased cash expenditures. The Company’s current liabilities as of December 31, 2024 are primarily comprised of $0.7 million of convertible notes payable, $0.6 million of accounts payable and accrued expenses, $0.2 million of notes payable to related parties, and the current portion of our operating lease liability of $0.1 million. The increase in current liabilities is primarily due to an increase in accounts payable and accrued expenses of $0.2 million, notes payable to related parties of $0.2 million, and convertible note payable of $0.1 million, primarily attributable to our efforts to preserve cash while we strive to raise funds to finance ongoing business and operations.

Cash Flows

	Years Ended December 31,
	2024	2023	Change	%
Cash used in operating activities	(7,327,230)	(5,581,147)	(1,746,083)	31%
Cash used in investing activities	2,915,765	(2,829,723)	5,745,488	100%
Cash provided by financing activities	3,755,193	2,570,083	1,185,110	46%
Cash and cash equivalents on hand	1,920,144	2,576,416	(656,272)	(25)%

Cash Flows from Operating Activities

Our cash flows from operating activities are greatly influenced by our use of cash for operating expenses and working capital requirements to support the business. We have historically experienced negative cash flows from operating activities as we invested in research and development activities. The cash used in operating activities resulted primarily from our net losses adjusted for non-cash charges, which are generally attributable to stock-based compensation, changes in fair value of our derivative liabilities and amortization of debt discounts and finance fees, as well as changes in components of operating assets and liabilities, which are generally attributable to increased expenses and timing of vendor payments.

During the year ended December 31, 2024, net cash used in operating activities of $7.3 million was primarily due to our net loss of $9.1 million and a change in derivative liability of $0.6 million, partially offset by $1.1 million of amortization of debt discount and finance fees and $0.8 million of loss on settlement of convertible notes payable.

During the year ended December 31, 2023, net cash used in operating activities of $5.6 million was primarily due to our net loss of $6.6 million, partially offset by $0.5 million of loss on settlement of convertible notes payable and $0.3 million of accrued interest settled with common stock.

Cash Flows from Investing Activities

For the year ended December 31, 2024, cash flows provided by investing activities was primarily attributable to $3.0 million in proceeds from disposition of marketable securities, used to fund the Company’s ongoing operations. For the year ended December 31, 2023, cash flows used in investing activities was primarily attributable to the Company’s net investments in marketable securities of $2.8 million.

Cash Flows from Financing Activities

For the year ended December 31, 2024, cash flows from financing activities was primarily comprised of net proceeds from the sale of common stock, warrants and pre-funded warrants of $4.0 million, partially offset by $0.3 million of issuance costs, and proceeds from the issuance of convertible notes of $0.8 million, partially offset by issuance costs of $0.1 million, used to finance the Company’s ongoing operations. For the year ended December 31, 2023, the Company received net proceeds of $3.9 million from the sale and issuance of convertible notes payable and warrants and repaid $0.3 million in convertible notes, $0.3 million for finance costs related to convertible note payable, and $0.7 million in related party notes payable, all of which was used to finance the Company’s ongoing operations.

Recent Financings

On January 11, 2023, the Company entered into a stock purchase agreement (the “SPA”) with the Alto Opportunity Master Fund, SPC – Segregated Master Portfolio B, a Cayman entity (the “Investor”), pursuant to which the Company sold to the Investor a $4.3 million convertible note (the “Convertible Note”) and warrant (the “Warrant”) to purchase 127,260 shares of common stock of the Company, in exchange for gross proceeds of $4.0 million Investment Amount. The Convertible Note amortizes on a monthly basis and the Company can make such monthly amortization payments in cash or, subject to certain equity conditions, in registered shares of common stock or a combination thereof. For equity repayment, the Convertible Note is convertible into shares of common stock at price per share equal to the lower of (i) $18.80 (ii) 90% of the three lowest daily volume-weighted average price (“VWAP”) of the 15 trading days prior to the payment date or (iii) 90% of the VWAP of the trading day prior to payment date. The Convertible Note is repayable over 26 months and bears interest at the rate of 5% per annum. The Warrant is exercisable for four years from the date of closing and is exercisable at $0.48 per share, as adjusted. In the event the Investor exercises the Warrant in full, such exercise would result in additional gross proceeds to the Company of approximately $0.1 million.

On May 10, 2023, the Company entered into an amendment agreement to the SPA (the “Amendment Agreement”). Under the Amendment Agreement, the Company and the Investor amended the transaction documents as follows: (i) amended and restated Section 2 of the Warrant so as to remove a provision that would have potentially required an adjustment to the number of warrant shares exercisable under the Warrant, (ii) stipulated that the Company would obtain majority shareholder approval to issue up to an additional $10 million Subsequent Notes and Subsequent Warrants equal to 42.5% of the outstanding principal value of the Subsequent Notes, which Subsequent Note and Subsequent Warrant would be sold to the Investor on substantially the same terms as the existing Convertible Note and Warrant (each as amended by the Amendment Agreement) and upon conversion and/or exercise would cause the potential issuance of in excess of 19.9% of the Company’s issued and outstanding stock, (iii) that, upon obtaining majority stockholder approval, the Company would file a Schedule 14C related to such potential issuance of the shares of common stock related to the potential sale of the Subsequent Notes and Subsequent Warrants to the Investor within 30 calendar days of entry into the Amendment Agreement, and (iv) stipulated that the Investor would release $1,500,000 in cash collateral to the Company, with $1,000,000 to be released to the Company immediately upon singing of the Amendment Agreement and $500,000 to be released upon the Company’s filing of the Schedule 14C. The Company obtained majority stockholder consent to the potential sale of the Subsequent Notes and Subsequent Warrants to the Investor in advance of entry into the Amendment Agreement.

On June 4, 2023, the Company entered into an amendment to the Amendment Agreement dated May 11, 2023 (the “Amendment to the Amendment Agreement”), for purposes of amending the terms of the SPA. Under the Amendment to the Amendment Agreement, the Company and the Investor agreed as follows: (i) that Section 15(q) to the Convertible Note, which required the Company to hold the Cash Collateral in a Controlled Account Agreement (as defined in the Convertible Note), would no longer be applicable, (ii) that the Investor would stipulate the release to the Company of the remaining Cash Collateral totaling $2,924,000 (thus releasing the full amount of the Cash Collateral to the Company), and (iii) that, should the Investor exercise its option to purchase the Subsequent Notes and Subsequent Warrants, that such Subsequent Notes would omit Section 15(q) and that the Company would not be required to maintain any controlled accounts or otherwise be subject to any controlled account agreements. The Convertible Note was paid in full as of September 30, 2024.

During October 2024, the Company completed a senior convertible note offering in two closings, as further described below.

On October 14, 2024, the Company closed on $600,000 of an up to $1.3 million 5% original issue discount senior secured convertible note and warrant offering (the “Offering”), entering into securities purchase agreements with a small group of accredited investors. The Company’s Chief Executive Officer, Anatoly Dritschilo, invested $237,500 in the Offering.

On October 21, 2024, the Company closed on an additional $231,579 in Notes and Warrants purchased in the Offering (the “Second Closing”), receiving an additional $220,000 in proceeds and bringing the Offering to a close after receiving a total of $790,000 in gross proceeds, including $237,500 invested by the Company’s Chief Executive Officer in the First Closing. In the Second Closing, two accredited investors purchased a total of $231,579 in Notes and 88,544 Warrants, exercisable at $1.49 per share, or 125% of the closing price of the Company’s common stock on the day prior to closing. The Company received total net proceeds of $682,510 from the Offering. To date, the warrants from the Offering have yet to be exercised.

On October 31, 2024, the Company consummated a public offering of an aggregate of (i) 395,574 Shares of common stock, and 2,555,246 Pre-Funded Warrants to purchase up to 2,555,246 shares of common stock, and (ii) 2,950,820 Common Warrants to purchase up to 2,950,820 Common Warrant Shares. Each share of common stock, or Pre-Funded Warrant in lieu thereof, was sold together with an accompanying Common Warrant to purchase one share of common stock. The public offering price for each share of common stock and one accompanying Common Warrant was $1.525. The public offering price of each Pre-Funded Warrant and one accompanying Common Warrant was $1.524, which equals the price at which one share of common stock and accompanying Common Warrant was sold to the public in the offering, minus $0.001. The exercise price of each Pre-Funded Warrant is $0.001 per share. Each Common Warrant offered in the offering is exercisable for one share of common stock and has an initial exercise price equal to $1.40. The Company received aggregate gross proceeds from the offering of approximately $4.5 million, before deducting placement agents’ fees and other offering expenses. A.G.P./Alliance Global Partners and Boustead served as placement agents of this offering. The Company received proceeds from the offering of approximately $4.0 million, net of placement agent fees of $0.5 million.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Critical Accounting Policies and Significant Judgments and Estimates

This discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that the Company believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. While the significant accounting policies are described in more detail in the notes to the consolidated financial statements included elsewhere in this report, the Company believes that the following accounting policies are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Our most critical accounting policies and estimates relate to the following:

●	Research and Development Expenses
●	Fair Value of Convertible Notes
●	Fair Value of Warrant to Purchase Common Stock
●	Fair Value of Derivative Financial Instruments

Research and Development Expenses

Research and development expenses are expensed as incurred, net of contract expense reimbursements, if applicable. Research and development expenses include, but are not limited to, product development, clinical and regulatory expenses, payroll and other personnel expenses, and are subject to allocation.

Fair Value of Convertible Notes

As permitted under ASC 825, Financial Instruments (“ASC 825”), the Company elected the fair value option to account for the October 2024 Convertible Bridge Notes. The valuation of the October 2024 Convertible Bridge Notes utilizes a Monte Carlo simulation model. Monte Carlo simulation models require the use of simulations that are weighted based on projected future stock prices, the volatility of a set of guideline companies and significant unobservable inputs including probabilities assigned to not achieving a successful capital raise and a registration of related securities. Each simulation is based on the range of inputs in a scenario with the mean of the output on each simulation calculated as an average.

The significant inputs and assumptions used to estimate the fair value also include: (i) the expected timing of conversion, (ii) the amount subject to equity conversion, (iii) the sum of the notes’ principal and unpaid accrued interest, (iv) expected volatility, (v) risk-free interest rate, (vi) the discount rate, (vii) volume-weighted average price (“VWAP”), (viii) illiquidity discounts, and (ix) probabilities assigned. The October 2024 Convertible Bridge Notes are subject to revaluation at the end of each reporting period, with changes in fair value recognized in the accompanying Consolidated Statement of Operations, or for changes due to the Company’s credit worthiness, if any, as a component of other comprehensive income.

Fair Value of Warrants to Purchase Common Stock

The Company has issued warrants to investors in our debt and equity offerings. The Company has also issued warrants to service providers in relation to our financing offerings.

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

For warrants with uncertain or more complex terms (such as variability in the warrant shares or exercise price), we may utilize more complex models to address such provisions, including Monte Carlo simulation models. Monte Carlo simulation models require the use of simulations that are weighted based on projected future stock prices, the volatility of a set of guideline companies and significant unobservable inputs including probabilities assigned. Each simulation is based on the range of inputs in a scenario with the mean of the output on each simulation calculated as an average.

The use of these valuation models requires the input of highly subjective assumptions. Any change to these inputs could produce significantly higher or lower fair value measurements.

Fair Value of Financial Instruments

We evaluate our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, such as the Acceleration Option in the Alto Convertible Note (as defined in Note 5). For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities are evaluated at the end of each reporting period.

For our derivative financial instruments classified as a liability, the Company uses a Monte Carlo valuation model to value the derivative instruments at inception and on subsequent valuation dates. The model requires the use of simulations that are weighted based the volatility of a set of guideline companies and significant unobservable inputs including probabilities assigned. Each simulation is based on the range of inputs in a scenario with the mean of the output on each simulation calculated as an average. The Monte Carlo simulation uses an implied VWAP for valuation. The implied VWAP was backsolved by setting the summation of the parts (e.g., derivatives and debt without derivatives) equal to the cash proceeds and is updated each period.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders, Board of Directors, and Audit Committee of Shuttle Pharmaceuticals Holdings, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Shuttle Pharmaceuticals Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses and negative cash flows from operations since inception. These conditions as set forth in Note 1, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Atlanta, Georgia

February 26, 2025

Shuttle Pharmaceuticals Holdings, Inc.

Consolidated Balance Sheets

	Years Ended December 31,
	2024	2023
Assets
Current assets
Cash and cash equivalents	$1,920,144	$2,576,416
Prepaid expenses	290,773	114,473
Marketable securities	—	2,887,215
Accrued interest income	—	14,901
Total current assets	2,210,917	5,593,005

Property and equipment, net	19,364	24,827
Operating lease right-of-use asset	276,009	333,904
Total Assets	2,506,290	5,951,736

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued expenses	$596,600	$282,860
Accounts payable and accrued expenses related party	—	446
Accrued interest payable	—	110,453
Accrued interest payable - related parties	1,785	—
Notes payable to related party	190,270	—
Convertible notes payable, net	—	595,999
Convertible notes payable, net – fair value option, related party	206,085	—
Convertible notes payable, net – fair value option	478,120	—
Operating lease liability	60,909	52,479
Total Current Liabilities	1,533,769	1,042,237

Convertible notes payable non-current, net	—	135,089
Derivative liabilities	25,281	414,512
Operating lease liability non-current	238,088	304,127
Total Liabilities	1,797,138	1,895,965

Commitments and contingencies (Note 8)

Stockholders’ Equity
Series A Convertible Preferred Stock, $0.00001 par value; $1,000 per share liquidation value; 20,000,000 shares authorized; no shares outstanding	—	—
Common stock, $0.00001 par value; 100,000,000 shares authorized; 4,076,567 shares issued and outstanding at December 31, 2024; 2,008,689 shares issued and outstanding at December 31, 2023	41	20
Additional paid in capital	35,287,212	29,489,055
Accumulated deficit	(34,578,101)	(25,433,304)
Total Stockholders’ Equity	709,152	4,055,771
Total Liabilities and Stockholders’ Equity	$2,506,290	$5,951,736

The accompanying notes are an integral part of these consolidated financial statements.

Shuttle Pharmaceuticals Holdings, Inc.

Consolidated Statements of Operations

	Years Ended December 31,
	2024	2023

Revenue	$—	—

Operating expenses
Research and development, net of contract expense reimbursements	3,618,796	3,517,093
General and administrative	1,392,709	1,046,854
Legal and professional	2,684,665	1,328,435
Total operating expenses	7,696,170	5,892,382

Net loss from operations	(7,696,170)	(5,892,382)

Other income (expense)
Interest expense - related parties	(8,692)	(6,825)
Interest expense	(1,198,738)	(2,484,193)
Interest income	38,138	79,117
Convertible notes finance fee	(152,726)	(104,245)
Change in fair value of derivative liabilities	555,789	2,216,488
Change in fair value of convertible notes	122,553	—
Gain on sale of marketable securities	28,550	4,970
Change in fair value of marketable securities	—	71,568
Loss on settlement of convertible debt	(833,501)	(477,221)
Total other income (expense)	(1,448,627)	(700,341)

Net loss	(9,144,797)	(6,592,723)

Weighted average common shares outstanding - basic	2,870,120	1,866,275
Net loss per shares - basic	$(3.19)	$(3.53)
Weighted average common shares outstanding - diluted	2,887,268	$1,866,275
Net loss per shares - diluted	$(3.30)	$(3.53)

The accompanying notes are an integral part of these consolidated financial statements.

Shuttle Pharmaceuticals Holdings, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2024 and 2023

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2022	1,700,414	$17	$26,518,433	$(18,840,581)	$7,677,869
Warrants issued for financing costs, net of issuance fees of $8,727	—	—	90,816	—	90,816
Common stock issued for conversion of accrued interest and principal	297,625	3	2,697,846	—	2,697,849
Common stock issued for restricted stock units	10,650	—	—	—	—
Stock-based compensation	—	—	181,960	—	181,960
Net loss	—	—	—	(6,592,723)	(6,592,723)
Balance at December 31, 2023	2,008,689	$20	$29,489,055	$(25,433,304)	$4,055,771
Common stock issued for reverse stock split fractional share round up	115,716	1	(1)	—	—
Common stock issued for conversion of convertible debt accrued interest and principal	797,345	8	1,947,286	—	1,947,294
Common stock issued for restricted stock units	29,997	—	—	—	—
Issuance of common stock, warrants, and pre-funded warrants, net of issuance fees of $740,477	395,574	4	3,590,406	—	3,590,410
Common stock issued for the exercise of pre-funded warrants	729,246	8	722	—	730
Stock-based compensation	—	—	259,744	—	259,744
Net loss	—	—	—	(9,144,797)	(9,144,797)
Balance at December 31, 2024	4,076,567	$41	$35,287,212	$(34,578,101)	$709,152

The accompanying notes are an integral part of these consolidated financial statements.

Shuttle Pharmaceuticals Holdings, Inc.

Consolidated Statements of Cash Flows

	Years Ended
	December 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,144,797)	$(6,592,723)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5,463	6,811
Change in fair value of derivative liabilities	(555,789)	(2,216,488)
Amortization of debt discount and finance fees	1,079,444	2,123,049
Gain on marketable securities	(28,550)	(4,970)
Change in fair value of marketable securities	—	(71,568)
Accrued interest settled with common stock	54,670	294,927
Loss on settlement of convertible debt	833,501	477,221
Stock-based compensation	259,744	181,960
Expense for debt issuance costs due to fair value election on convertible notes	107,491	—
Expense for issuance costs due to liability classified warrants	28,477	—
Loss on issuance of convertible notes – fair value option	16,758	—
Change in fair value of convertible notes	(122,553)	—
Changes in operating assets and liabilities:
Accrued interest income	14,901	(14,901)
Prepaid expenses	(176,300)	46,675
Accounts payable and accrued expenses	313,741	166,115
Accounts payable and accrued expenses - related parties	(446)	(12,054)
Accrued interest payable	(15,056)	110,453
Accrued interest payable - related parties	1,785	(98,135)
Other assets	—	6,480
Change in operating lease asset and liabilities	286	16,001
Net cash used in operating activities	(7,327,230)	(5,581,147)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in marketable securities	(43,587)	(2,998,572)
Proceeds from disposition of marketable securities	2,959,352	187,895
Purchase of equipment	—	(19,046)
Net cash provided by (used in) investing activities	2,915,765	(2,829,723)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable-related party	250,000	—
Repayment of note payable-related party	(59,730)	(685,473)
Proceeds from convertible notes payable	790,000	3,935,000
Proceeds from issuance of common stock, warrants and pre-funded warrants, net of placement agent fees of $504,770	3,992,675	—
Payment of other issuance costs for issuance of common stock and equity-classified warrants	(235,707)	—
Payment for issuance costs related to liability-classified warrants	(28,477)	—
Proceeds from exercise of pre-funded warrants	729	(345,000)
Payment for convertible notes finance costs	(107,491)	(334,444)
Payment of convertible note payable	(846,806)	—
Net cash provided by financing activities	3,755,193	2,570,083

Net change in cash and cash equivalents	(656,272)	(5,840,787)
Cash and cash equivalents, beginning of period	2,576,416	8,417,203
Cash and cash equivalents, end of period	$1,920,144	$2,576,416

Cash paid for:
Interest	$86,589	$164,807
Income taxes	$—	$—

Supplemental non-cash financing activities:
Common stock issued for settlement of debt	$1,947,294	$2,697,849
Warrants issued for financing fees, net of issuance fees of $0 and $8,727, respectively	$—	$90,816
Initial recognition of right of use asset and liability	$—	$365,556

The accompanying notes are an integral part of these consolidated financial statements.

Note 1 – Organization and Liquidity

Organization and Line of Business

Shuttle Pharmaceuticals Holdings, Inc. (“we,” “us,” “our,” or the “Company”) was originally formed as Shuttle Pharmaceuticals, LLC in the State of Maryland on December 18, 2012. On August 12, 2016, the Company filed articles of conversion with the State of Maryland to convert from an LLC to a C corporation, at which time the Company changed its name to Shuttle Pharmaceuticals, Inc. (“Shuttle”). In connection with the conversion the Company issued 5,625,000 shares of common stock in exchange for 100% of the outstanding membership interests in Shuttle prior to conversion. On June 4, 2018, Shuttle completed a reverse merger with Shuttle Pharmaceuticals Holdings, Inc. (then known as Shuttle Pharma Acquisition Corp, Inc.), a Delaware corporation, pursuant to which Shuttle, our operating entity, became a wholly-owned subsidiary of the Company. Our wholly-owned subsidiary Shuttle Diagnostics, Inc. was formed in the State of Maryland on November 15, 2023. All share numbers referenced herein reflect a 1-for-8 reverse split of our common stock on a post-split basis, which was effective as of August 13, 2024 (see Note 2).

The Company’s primary purpose is to develop and commercialize unique drugs for the sensitization of cancers and protection of normal tissues, with the goal of improving outcomes for cancer patients receiving radiation therapy. Shuttle has deployed its proprietary technology to develop novel cancer immunotherapies, producing a pipeline of selective HDAC inhibitors for cancer and immunotherapy applications. The Company’s HDAC platform is designed to target candidate molecules with potential roles in therapeutics beyond cancer, including autoimmune, inflammatory, metabolic, neurological and infectious diseases. The Company’s Ropidoxuridine product, which is used with radiation therapy to sensitize cancer cells, was initially funded by a Small Business Innovation Research (“SBIR”) contract provided by the National Cancer Institute (“NCI”), a unit of the National Institutes of Health (“NIH”). Ropidoxuridine has been further developed through the Company’s collaborations with scientists at the University of Virginia for use in combination with proton therapy to improve patient survival. Historically, and prior to the Company’s initial public offering in September 2022, the Company had obtained funding to develop products through NIH grants, including a product to predict late effects of radiation with metabolite biomarkers and develop prostate cancer cell lines in health disparities research.

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

Liquidity and Going Concern

Our consolidated financial statements are prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred losses since inception and has a net loss of approximately $9.1 million and no revenues for the year ended December 31, 2024 and working capital of approximately $0.7 million as of December 31, 2024. The Company does not expect to generate positive cash flows from operating activities in the near future.

In September 2024, the Company’s CEO provided $250 thousand to the Company in exchange for a promissory note repayable in equal monthly installments of principal and interest over a term of one year. In October 2024, the Company completed an offering of senior secured convertible bridge notes, receiving $790 thousand in cash. The notes have a term of one-year and were accompanied by 329,461 warrants with a weighted-average exercise price of $1.42. Also in October 2024, the Company completed an equity raise that provided $4.0 million in cash, net of placement agent fees of $0.5 million, for the issuance of 2.9 million shares / pre-funded warrants, and 2.9 million warrants with an exercise price of $1.40. However, the Company’s existing cash resources and the cash received from the equity offering and senior convertible note are not expected to provide sufficient funds to carry out the Company’s operations and clinical trials through the next twelve months.

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

Reverse Stock Split

On August 13, 2024, in order to meet Nasdaq’s minimum bid price requirement of $1.00 per share (the “Minimum Bid Price Requirement”), the Company effectuated a 1-for-8 reverse stock split of its issued and outstanding common stock, rounding up to account for any fractional shares (the “Reverse Stock Split”). The Reverse Stock Split had no effect on the Company’s authorized shares of common stock or preferred stock and the par value will remain unchanged at $0.00001, respectively. All common stock share, option, warrant and per share amounts (except our authorized but unissued shares and previously reserved shares) have been retroactively adjusted in these consolidated financial statements and related disclosures.

Basis of Consolidation

The consolidated financial statements have been prepared on a consolidated basis with those of the Company’s wholly-owned subsidiaries, Shuttle Pharmaceuticals, Inc. and Shuttle Diagnostics, Inc. All intercompany transactions and balances have been eliminated.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions. The Company bases its estimates and assumptions on current facts, historical experience, and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected. Significant estimates are contained in the accompanying consolidated financial statements for the valuation of debt and warrants and valuation of bifurcated derivative liabilities and other financial instruments.

Cash and Cash Equivalents

Cash and cash equivalents include cash in bank accounts and money market funds with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. As of December 31, 2024 and 2023, cash and cash equivalents consisted of the following:

	December 31,
	2024	2023
Cash	$1,918,941	$1,550,098
Money market funds	1,203	1,026,318
	$1,920,144	$2,576,416

Periodically, the Company may carry cash balances at financial institutions in excess of the federally insured limit of $250,000 per institution. The amount in excess of the FDIC insurance as of December 31, 2024 was approximately $1.7 million. The Company has not experienced losses on these accounts and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant.

Marketable Securities

Our investments in debt securities are carried at fair value. Investments in debt securities that are not classified as held-to-maturity are carried at fair value and classified as either trading or available-for-sale. Realized and unrealized gains and losses on trading of debt securities are charged to income.

The marketable securities held by the Company, which are classified as trading marketable securities, consisted of an outstanding balance of $0 and $2.9 million as of December 31, 2024 and 2023, respectively. As of the years ended December 31, 2024 and 2023, the Company recognized interest income of less than $0.1 million and $0.1 million, realized gains of less than $0.1 million and less than $0.1 million, and unrealized gain of $0 and $0.1 million, respectively.

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

Set out below are the Company’s financial instruments that are required to be remeasured at fair value on a recurring basis and their fair value hierarchy as of December 31, 2024 and 2023:

December 31, 2024	Level 1	Level 2	Level 3	Carrying Value
Assets
Marketable Securities:
United States Treasury Bonds	$—	$—	$—	$—
Total Assets	$—	$—	$—	$—
Liabilities
Derivative Liability - Warrants	$—	$—	$25,281	$25,281
Derivative Liability - Accelerated feature	—	—	—	—
Convertible Note	$—	$—	$684,205	$684,205
Total Liabilities	$—	$—	$709,486	$709,486

December 31, 2023	Level 1	Level 2	Level 3	Carrying Value
Assets
Marketable Securities:
United States Treasury Bonds	$2,887,215	$—	$—	$2,887,215
Total Assets	$2,887,215	$—	$—	$2,887,215
Liabilities
Derivative Liability - Warrants	$—	$—	$410,660	$410,660
Derivative Liability - Accelerated feature	—	—	3,852	3,852
Total Liabilities	$—	$—	$414,512	$414,512

See Note 5 and Note 7 for additional disclosures related to the fair value of the Company’s convertible notes and derivative liabilities, respectively.

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use asset (“ROU”), operating lease liability - current, and operating lease liability - noncurrent on the consolidated balance sheets.

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the related obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As the Company’s leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the estimated rate of interest for collateralized borrowing, over a similar term of the lease payments at commencement date. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that it will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

Leases with a lease term of 12 months or less at inception are not recorded on the consolidated balance sheets and are expensed on a straight-line basis over the lease term in the consolidated statement of operations. The Company has lease agreements with lease and non-lease components, which are generally accounted for separately.

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

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations.

For its derivative financial instruments, the Company utilizes the most appropriate valuation model (such as Monte Carlo simulations or other sophisticated models, based on the nature of the terms of the instrument) to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the consolidated balance sheet sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within twelve (12) months of the balance sheet date.

Convertible Notes

The Company accounts for its Convertible Bridge Notes (as defined in Note 5) under the fair value option in accordance with ASC 825. The fair value option may be elected on an instrument-by-instrument basis and is irrevocable unless a new election date occurs. Additional term or other notes may be issued in subsequent periods where the Company would be able to make a fair value option election upon issuance provided eligibility criteria are met. The Company records the portion of the Convertible Bridge Notes that are issued and outstanding for accounting purposes at fair value with changes in fair value recorded in other income (expense), net in the consolidated statements of operations, except for the portion of the total change in fair value that results from a change in the instrument-specific credit risk of the Convertible Bridge Notes, which is recorded in other comprehensive income (loss), if applicable. No loss was attributed to changes in credit risk for the periods presented therefore net loss was equal to comprehensive loss. The fair value option election was made at the initial transaction date to align the accounting for the Convertible Bridge Notes with the Company’s financial reporting objectives and reduce operational effort to account for embedded features that otherwise would require bifurcation as a separate unit of account.

Pursuant to the fair value option election, direct and incremental debt issuance costs and consideration paid to the lender related to the Convertible Bridge Notes were expensed as incurred and recorded in other income (expense), net in the consolidated statements of operations.

For convertible notes for which the fair value option is not elected, the Company evaluates the convertible notes for embedded features and bifurcates these features (such as conversion options and redemption options) from their host instruments and accounts for them as freestanding derivative financial instruments if certain criteria are met. The criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. The Company’s convertible notes where fair value option was not elected were liquidated by December 31, 2024.

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

The fair value of the warrants is estimated using a Monte Carlo simulation. Warrants that have terms greater than one year are classified as non-current liabilities in the balance sheet, unless there is an indication that the warrants would be settled within one year.

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

Stock-Based Compensation

Compensation cost for stock awards, which include restricted stock units (“RSUs”), is measured at the fair value on the grant date and recognized as expense, over the related service period. The fair value of stock awards is based on the quoted price of our common stock on the grant date. Compensation expense related to the RSUs is reduced by the fair value of the units that are forfeited by employees that leave the Company prior to vesting as they occur. Compensation cost for RSUs is recognized using the straight-line method over the requisite service period.

Research and Development Expenses

Research and development expenses are charged to expense as incurred. Research and development expenses include, but are not limited to, product development, clinical and regulatory expenses, payroll and other personnel expenses, which include a certain portion of the Company’s chief executive officer, chief operating officer, vice president regulatory (formerly the chief financial officer) and directors’ compensation. For the year ended December 31, 2024 and 2023, a portion of personnel-related expenses and stock-based compensation expense for these individuals totaling $0.5 million and $0.8 million, respectively, was included within research and development due to their active involvement in the research and development activities, materials, supplies, related subcontract expenses, and consulting costs.

Regarding the accounting treatment for reimbursements, GAAP provides limited guidance on the accounting for government grants received by for-profit companies. In accordance with ASC Topic 832, Government Assistance, as adopted January 1, 2022, the Company discloses certain types of government assistance received in the notes to the consolidated financial statements that includes: a) the nature of the transaction including the nature of the assistance being given, b) the accounting policies being used to account for the transaction and c) other provisions of relevance, where required. Depending on the type of grant or contract, the Company understands there is more than one acceptable alternative for the accounting treatment – a reduction of costs, a deferred credit to be amortized, revenue or other income. The Company has concluded that reimbursements received for R&D expenses incurred are more akin to a reduction of costs and applies reimbursements against incurred research costs. For the years ended December 31, 2024 and 2023, the Company recorded $3.6 million and $3.5 million, respectively, in research and development.

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

Segment Information

Operating segments are defined as components of an enterprise about which separate and discrete information is available for evaluation by the chief operating decision-maker (“CODM”) in deciding how to allocate resources and assess performance. The Company’s CODM and the Company’s chief executive officer evaluates the Company’s operations and manages its business as a single operating segment. All of the Company’s long-lived assets are held in the United States. Refer to Note 9 for the Company’s disclosure on its single operating segment.

Net Loss Per Common Stock

Net loss per share of common stock requires presentation of basic and diluted earnings per common share on the face of the statements of operations for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic earnings per share computation to diluted earnings per share.

In the accompanying consolidated financial statements, basic loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the year. Certain warrants issued and outstanding include terms and conditions resulting in the treatment as participating securities. Such warrants do not include an obligation for the warrant holders to fund the losses of the Company. Therefore, these warrants are excluded from the calculation of earnings per common share in periods of net loss.

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

Given the nominal exercise price of the Company’s issuance of Pre-Funded Warrants (as defined in Note 6), such Pre-Funded Warrants are included in in the calculation of basic and diluted net loss per share as the exercise price per warrant is deemed nonsubstantive when compared to the fair value of the underlying common shares. The 1,826,000 unexercised pre-funded warrants as of December 31, 2024 were included in the Company’s calculation of basic and diluted loss per share.

For the years ended December 31, 2024 and 2023, the following common stock equivalents were excluded from the computation of diluted net loss per share as the result of the computation was anti-dilutive.

	December 31,	December 31,
	2024	2023

Convertible notes (Note 5)	805,347	119,939
Warrants (Note 7)	3,337,021	184,000
Restricted stock units (Note 7)	1,084,639	24,731
	5,227,007	328,670

Recently Adopted Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (“ASU”) 2023-07, with the goal of enhancing segment disclosures under Topic 280 – Segment Reporting. This Update is applicable for all public entities. The amendments in this Update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted the provisions of ASU 2023-07 as of January 1, 2024, for the fiscal years ended December 31, 2024 and 2023 using the retrospective approach (Note 9).

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The guidance is effective for the Company’s fiscal years beginning after December 15, 2024, with early adoption permitted. The Company does not expect the adoption of this standard to have any material impact on its financial statements.

On November 4, 2024, the FASB issued ASU 2024-03, “Disaggregation of Income Statement Expenses (“DISE”),” which requires disaggregated disclosure of income statement expenses for public business entities. The ASU does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the notes to the financial statements. ASU 2024-03 is effective for all public business entities for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the potential impact that this standard may have on its consolidated financial statements and related disclosures.

There have been no other recent accounting pronouncements, changes in accounting pronouncements or recently adopted accounting guidance during the year ended December 31, 2024 that are of significance or potential significance to the Company.

Note 3 - Leases

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

The following summarizes the right-of use asset and lease information for the Company’s operating leases:

	Years Ended
	December 31,
	2024	2023
Operating lease cost	91,787	112,022
Variable lease cost	41,257	24,222
Sublease income	(6,489)	(7,819)
Total lease cost	126,555	128,425

Other information:
Cash paid for operating cash flows for operating leases	91,502	95,641
Right-of-use assets obtained in exchange for new operating lease liabilities	—	365,556

Weighted-average remaining lease term - operating leases (year)	3.67	4.67
Weighted-average discount rate - operating leases	10.48%	10.48%

Future non-cancelable minimum lease payments under the operating lease liability as of December 31, 2024, are as follows:

Years ended December 31,
2025	94,247
2026	97,074
2027	99,986
2028	68,235
2029 and thereafter	—
Total future minimum lease payments	359,542
Less: imputed interest	(60,545)
Present value of payments	$298,997

Note 4 – Notes Payable-Related Party

On October 14, 2024, as part of the senior convertible note offering described in Note 5, the Company entered into a loan with an officer of the Company in the amount of $250,000 (principal) with an interest rate of 14.5% per annum due October 13, 2025, and warrants to purchase 100,382 shares of common stock at an exercise price of $1.40 per share. As of December 31, 2024, there was outstanding principal and interest balances for these related party notes of $250,000 and $7,955, respectively. Under the fair value option, the senior convertible note is $206,085 as of December 31, 2024.

On September 4, 2024, the Company issued a $250,000 promissory note (the “Promissory Note”) to an officer of the Company for $250,000. The Promissory Note accrues interest at 12% per annum and is repayable in 12 substantially equal installments over a period of one year. During the year ended December 31, 2024 the Company incurred $8,692 in interest expense relating to this Promissory Note. During the year ended December 31, 2024 the Company repaid principal and interest of $59,730 and $6,907, respectively.

Prior to December 31, 2022, the Company entered into a series of loans, which were subsequently consolidated and amended, with an officer of the Company and his spouse, resulting in the following two loans: (i) a single loan from the spouse of an officer of the Company, dated December 1, 2020, with a principal balance of $0.4 million, bearing interest at the rate of 7.5% per annum; and (ii) a single loan owed to an officer of the Company in the principal amount of $0.1 million, bearing interest at the rate of 7.5% per annum. The notes matured on June 30, 2023 and were paid in full. During the year ended December 31, 2023, principal payments of $0.6 million and interest of $0.1 million were paid.

Note 5 - Convertible Notes

2024 Convertible Bridge Notes

During October 2024, the Company completed a senior convertible note offering in two closings, as further described below.

On October 14, 2024, the Company issued an aggregate of $600,000 (of an up to $1.3 million authorized financing) senior secured convertible notes due in October 2025, which accrue interest at 14.5% interest per year. The notes include a 5% original issue discount and the Company received $570,000 in proceeds. The notes are convertible beginning three months after the date of issuance, and the conversion price will be the lower of a 15% discount to (i) the 5-day volume-weighted average price (“VWAP”) immediately prior to Closing or (ii) the price of any offering entered into by the Company during the term of the notes. The Company has the option to prepay the notes at any time for 107% of total outstanding balance and any outstanding principal will be paid in conversion of shares of common stock at the end of the term, subject to the Company’s exercise of the optional prepayment right. Any accrued interest will be repaid quarterly in cash. The Company also issued warrants to the lenders to purchase an aggregate 240,917 shares of common stock, exercisable at $1.40 per share, with such warrants expiring five years from issuance. In addition, the Company’s Chief Executive Officer, Dr. Anatoly Dritschilo, invested a total of $237,500 in this financing round, in exchange for a $250,000 convertible note.

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

After analyzing the terms of the 2024 Convertible Bridge Notes (“Convertible Bridge Notes”) and its embedded features, the Company elected to account for the 2024 Convertible Bridge Notes at fair value under the allowable fair value option election. As such, the Company initially recognized the 2024 Convertible Bridge Notes at their fair value and will subsequently measure the note at fair value with changes in fair value recorded in current period earnings (or other comprehensive income, if specific to Company credit risk). The Company initially recorded the 2024 Convertible Bridge Notes at their estimated issuance date fair value of $806,758. As the fair value of the 2024 Convertible Bridge Notes exceeded the proceeds received, the Company recorded a loss on issuance of convertible notes of $16,758, which is included as a finance fee on the consolidated statement of operations. The proceeds were allocated in full to the 2024 Convertible Bridge Notes recorded at fair value. The warrants issued in connection with the 2024 Convertible Bridge Notes were deemed to be equity instruments. In addition, the Company allocated the issuance costs incurred to these instruments to the 2024 Convertible Bridge Notes and as such, expensed $107,491 in issuance costs during the year ended December 31, 2024, including $41,579 of original issue discount on the 2024 Convertible Bridge Notes.

The Company used a Monte Carlo simulation model to calculate the fair value of the 2024 Convertible Bridge Notes and the related warrants as of the issuance date and for the 2024 Convertible Bridge Notes as of December 31, 2024. These financial instruments were classified within Level 3 of the fair value hierarchy at the initial measurement date, due to the use of unobservable inputs. The key inputs into the model were as follows at issuance and December 31, 2024:

	October 31, 2024 (issuance)	December 31, 2024
Risk-free interest rate	4.15% - 4.27%	4.16%
Expected term (years)	1.0 – 5.0	0.83
Quoted VWAP	$1.88	$0.82
Volatility	62.28% - 97.05%	57.50% - 97.14%
Discount rate	40% - 60%	40% - 60%
Probability assessments (1)	10% - 40%	10% - 40%
Illiquidity discount	(23)%	(26)%

(1)	Probability assessments include the probabilities that subsequent successful capital raises (in terms of amounts raised and timing) are not executed and the probability that the securities issuable under the convertible bridge notes are not timely registered.

The following table summarizes the changes in the carrying value of the 2024 Convertible Bridge Notes:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance - December 31, 2023	$—
Issuance of 2024 Convertible Bridge Notes	806,758
Gain on change in fair value	(122,553)
Balance - December 31, 2024	$684,205

Alto Opportunity Master Fund, SPC

On January 11, 2023, the Company entered into a securities purchase agreement (the “SPA”) with Alto Opportunity Master Fund, SPC – Segregated Master Portfolio B, a Cayman entity (the “Investor”), pursuant to which the Company sold to the Investor a $4,300,000 convertible note (the “Alto Convertible Note”) and warrant (the “Alto Warrant”) to purchase 127,260 shares of common stock, exercisable at $18.80 per share, in exchange for gross proceeds of $3,935,000 (the “Investment Amount”) (See Note 6). As a consequence of the Company issuing the Convertible Bridge Notes, the exercise price of the Alto Warrant was adjusted to $0.48 per share. The Company determined that the Alto Warrant contains a net cash settlement feature at inception and categorized the Alto Warrant as a liability in the accompanying consolidated financial statements. The Alto Convertible Note was amortized on a monthly basis and the Company could make such monthly amortization payments in cash or, subject to certain equity conditions, in registered shares of common stock or a combination thereof. Installments could be deferred by the noteholder, resulting in a variable interest rate. However, the effective interest rate was approximately 214% based on the internal rate of return calculated on a series of cash flows that occur at regular intervals. For equity repayment, the Alto Convertible Note was convertible into shares of common stock at a price per share equal to the lower of (i) $18.80 per share, as adjusted, (ii) 90% of the three lowest daily VWAPs of the 15 trading days prior to the payment date, or (iii) 90% of the VWAP of the trading day prior to payment date. The noteholder was able to be convert at any time at a fixed price of $18.80 per share, as adjusted. The noteholder had an acceleration of installment amount conversion option (the “Alto Acceleration Option”), whereby the noteholder, with certain share percentage limitations, could convert to common stock any outstanding installment amount at an amount equal to the installment amount plus five times (5x) the installment amount at any time. The Company determined the Alto Acceleration Option was an embedded derivative within the host instrument and bifurcated it from the host instrument and recorded it as a derivative liability valued at $1,442,000 at inception, using a Monte Carlo simulation model (Note 7). The Convertible Note was repayable over 26 months and bore interest at the rate of 5% per annum. Additionally, the note contained certain redemption options and “Make Whole” provisions.

In conjunction with entry into the SPA, the Company entered into a series of related agreements, including a security agreement (the “Security Agreement”), an intellectual property security agreement (the “IP Security Agreement”) and a subsidiary guaranty (the “Subsidiary Guaranty”). The security agreements and guaranty allow, among other things, for the Investor to have a security interest in and place a lien on all of the Company’s assets and intellectual property until such time as the Alto Convertible Note is paid off. In addition, the SPA called for the Company to enter into a springing deposit account control agreement (the “Springing DACA”), which, in the event the Company defaulted on its repayment of the Alto Convertible Note, would allow the Investor to assume control of the Company’s bank account only with regard to any funds remaining outstanding under the Alto Convertible Note. As such, in conjunction with entry into the SPA, the Company established a separate bank account in which it deposited the Investment Amount and pursuant to which the Company, the Investor and the bank holding the Investment Amount, First Republic Bank, entered into the Springing DACA agreement. As the Investment Amount had been held at First Republic Bank, in light of certain banking crises then affecting smaller banks, on March 12, 2023, the Company and the Investor moved the Investment Amount from First Republic Bank, after which time the Springing DACA was no longer in effect. Further, pursuant to amendments to the SPA entered into in May and June of 2023, the Company and the Investor agreed that all of the Investment Amount would be released to the Company and the relevant provision of the SPA which required the Springing DACA would no longer be deemed applicable. In addition, the Company granted the Investor the option to purchase up to an additional $10 million in convertible notes and warrants on substantially the same terms as the Alto Convertible Note and Alto Warrant, excluding the Springing DACA requirement, with such option to be effective through December 31, 2025. The agreement offered the investor an opportunity to participate in future capital raises at substantially similar terms as the January 11, 2023 agreement. The Company expected that such subsequent convertible notes and warrants would be issued on substantially similar terms as the January 11, 2023 initial agreement, as amended, thus providing the Company the opportunity to negotiate certain aspects of the agreement.

Boustead Securities, LLC (“Boustead”) served as a placement agent for the Alto Convertible Note and Warrant offering and received $345,000 cash compensation and a warrant to purchase 8,909 shares of common stock, exercisable at $18.80 per share, as adjusted. The Boustead warrant was determined to be an equity instrument valued on a non-recurring basis. The Company used the Black Scholes valuation model using a term of five years, volatility of 110%, a risk-free rate of 3.53% for a value of $99,543.

The Company allocated the finance costs related to the Boustead placement agent fee of $345,000, based on the relative fair market values of the Convertible Note and warrants issued. The allocation of the financing costs applied $232,027 to the debt component as a debt discount that was being amortized to interest expense over the term of the Convertible Note, $104,245 to the warrant derivative liability component, expensed as a finance fee, and $8,727 to the equity warrant as a reduction in additional paid in capital.

The Company allocated to the debt component of the note an original discount of $300,000, legal fees of $65,000, $215,000 for additional interest fees on day one added to note principal, $1,442,000 for the accelerated conversion feature, and $1,288,543 for the fair value of warrants, resulting in an additional $3,310,543 debt discount that was being amortized to interest expense over the term of the Alto Convertible Note.

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

During the year ended December 31, 2024, the Company recorded interest expense of $1.2 million, which included amortization of debt discount of $1.1 million. During the year ended December 31, 2024, the Company settled $1.4 million of principal and settled $0.1 million of accrued interest, which settlements were made in the form of 797,345 shares of common stock. During the year ended December 31, 2024, the Company paid $0.8 million of principal and $0.1 million of accrued interest for a total of $0.9 million. In relation to the settlements described above, the convertible debt was settled by September 30, 2024 and the Company recognized a loss on settlement of convertible debt of $0.8 million.

During the year ended December 31, 2023, the Company recorded interest expense of $2.5 million, which included amortization of debt discount of $2.1 million. During the year ended December 31, 2023, the Company settled $1.9 million of principal and settled $0.3 million of accrued interest, which settlements were made in the form of 297,625 shares of common stock.

Note 6 - Stockholders’ Equity

Common Stock

During the year ended December 31, 2024, the Company issued:

●	797,345 shares of common stock to settle $1.9 million of principal and $0.3 million of interest on a Convertible Note and incurred $0.8 of loss on settlement (see Note 5).
●	395,574 shares of common stock as part of a public offering.
●	29,997 shares of common stock issued for vesting of restricted stock units.
●	729,246 shares of common stock issued for the exercise of pre-funded warrants.
●	115,716 shares of common stock issued for the reverse stock split fractional share round up.

During the year ended December 31, 2023, the Company issued:

●	297,625 shares of common stock to settle $1.9 million of principal and $0.3 million of interest on a Convertible Note and incurred $0.5 million of loss on settlement.
●	10,650 shares of common stock issued for vesting of restricted stock units.

October 2024 Equity Financing

In July 2024, the Company entered into an agreement with A.G.P./Alliance Global Partners (“AGP”), as the exclusive underwriter, placement agent, or advisor in a public or private offering of up to $10,000,000 of the Company’s securities. Under the agreement, AGP was paid a $50,000 retainer fee.

On October 31, 2024, AGP served as lead underwriter along with Boustead as co-underwriter for the Company to consummate a public offering (the “Public Offering”) of an aggregate of (i) 395,574 shares of common stock (the “Common Stock”) and 2,555,246 pre-funded warrants to purchase up to 2,555,246 shares of common stock (the “Pre-Funded Warrants”), and (ii) 2,950,820 common stock purchase warrants to purchase up to 2,950,820 shares of common stock (the “Common Warrants”). Each share of common stock, or a pre-funded warrant in lieu thereof, was sold together with an accompanying warrant to purchase one share of common stock.

The public offering price for each share of Common Stock and one accompanying Common Warrant was $1.525. The public offering price of each Pre-Funded Warrant and one accompanying Common Warrant was $1.524, which equals the price at which one share of Common Stock and accompanying Common Warrant was sold to the public in this offering, minus $0.001. The exercise price of each Pre-Funded Warrant is $0.001 per share, until exercised. Each Common Warrant offered in the offering is exercisable for one share of Common Stock and has an initial exercise price equal to $1.40, over a five-year term. The Company received aggregate gross proceeds from the offering of approximately $4.5 million, before deducting placement agents’ fees and other offering expenses, of $0.8 million.

Both the Pre-Funded Warrants and the Common Warrants contain standard adjustments to the exercise price, including for stock splits, stock dividends and pro rata distributions and contain customary terms regarding the treatment of such Pre-Funded Warrants or Common Warrants in the event of a fundamental transaction, which include but are not limited to a merger or consolidation involving the Company, a sale of all or substantially all of the assets of the Company or a business combination resulting in any person acquiring more than 50% of the outstanding shares of Common Stock of the Company. Additionally, the Pre-Funded Warrants and Common Warrants include restrictions on exercise in the event the Purchaser’s beneficial ownership of the Company’s common stock would exceed 4.99% of the number of shares of Common Stock outstanding immediately after giving effect to the exercise.

The Company concluded that the Pre-Funded Warrants met the requirements to be classified in stockholders’ equity. The Common Warrants will be classified as liabilities as they do not meet the requirements to be considered indexed to the Company’s own stock, due to potential variability in the settlement amount upon a fundamental transaction. The fair market value of the Common Warrants and the Pre-Funded Warrants at their issuance has been calculated using a Monte Carlo simulation model. The key inputs into the model were the same used for the 2024 Convertible Bridge Notes (Note 5 above), except for the risk-free rates (4.15% - 4.47%), respective exercise prices and expected lives. The net proceeds from the Public Offering were allocated first to the Common Warrants at fair value, with the residual amount recorded to the Common Stock and Pre-Funded Warrants based on their relative fair value. The proceeds allocated to the Common Warrants, Common Stock and the Pre-Funded Warrants were $0.2 million, $0.8 million and $3.5 million, respectively. The estimated fair values of the Shares and Pre-Funded Warrants have been recorded in additional paid in capital, while the fair value of the Common Warrants have been recorded as a derivative liability.

The Company also incurred $0.8 million in legal and other fees related to the Public Offering. The legal and other fees were allocated to the Common Stock, Common Warrants, and Pre-Funded Warrants in proportion to the allocation of the proceeds. $0.7 million of legal and other fees are recorded as costs of the Public Offering and reduced the amount recorded to additional paid in capital, while less than $0.1 million of legal and other fees are recorded as expense.

Warrants

In connection with the January 2023 Alto Convertible Note, Boustead was granted warrants to purchase 8,909 shares of common stock, at an exercise price of $18.80 per share (Note 5). In addition, Alto was granted warrants to purchase 127,260 shares of common stock, at an exercise price of $0.48 per share, as adjusted (Note 5, 7).

In connection with the Convertible Bridge Notes issued on October 14, 2024, the lenders were granted warrants to purchase 240,917 shares of common stock, at an exercise price of $1.40 per share. In addition, in connection with the Convertible Bridge Notes issued on October 21, 2024, the lenders were granted warrants to purchase 88,544 shares of common stock, at an exercise price of $1.49 per share.

In connection with the October 2024 Equity Financing, the Company issued pre-funded warrants to purchase up to 2,555,246 shares of common stock, at an exercise price of $0.001 per share, and warrants to purchase up to 2,950,820 shares of common stock, at an exercise price of $1.40 per share. The table below excludes the pre-funded warrants, of which 729,246 were exercised during the year ended December 31, 2024. As of December 31, 2024, 1,826,000 pre-funded warrants remained unexercised and outstanding and have no expiration date.

A summary of activity regarding warrants to purchase common stock (excluding pre-funded warrants) for the year ended December 31, 2024 were as follows:

	Number of	Weighted Average	Average
	warrants	Exercise Price	Life (years)
Outstanding, December 31, 2023	$184,000	$23.20	2.77
Granted	3,280,281	1.40	5.00
Outstanding, December 31, 2024	$3,464,281	$1.89	4.67

The intrinsic value of the warrants as of December 31, 2024 is less than $0.1 million. All of the outstanding warrants are exercisable as of December 31, 2024.

Equity Incentive Plan

The Company’s 2018 Equity Incentive Plan (the “2018 Plan”) provides for equity incentives to be granted to employees, executive officers, directors and key advisers and consultants. Equity incentive grants may be made in the form of stock options with an exercise price of not less than the fair market value of the underlying shares as determined pursuant to the 2018 Plan, restricted stock awards, other stock-based awards, or any combination of the foregoing. The 2018 Plan is administered by the Company’s compensation committee. The Company has reserved 3,000,000 shares of common stock for issuance under the 2018 Plan. As of December 31, 2024, 1,174,684 shares have been granted, net of forfeitures, under the 2018 Equity Incentive Plan, of which 90,045 shares have vested.

Restricted Stock Units

The Company may grant restricted stock units (“RSU”) under our 2018 Plan. RSUs are bookkeeping entries representing an amount equal to the fair market value of one share of our common stock. Subject to the provisions of the 2018 Plan, the administrator determines the terms and conditions of RSUs, including the vesting criteria and the form and timing of payment. Notwithstanding the foregoing, the administrator, in its sole discretion, may accelerate the time at which any restrictions will lapse or be removed. RSUs granted typically vest annually in one third increments from the date of appointment.

During the years ended December 31, 2024 and 2023, pursuant to agreements with directors, officers and consultants, 1,102,410 and 32,415 RSUs with a value of $0.9 million and $0.4 million were granted, respectively. Compensation expense for the vesting RSUs were as follows:

	Year ended December 31,
	2024	2023
Recognized in general and administrative expense	$183,971	$115,000
Recognized in research and development expense	75,773	66,960
Total	$259,744	$181,960

As of December 31, 2024, there was $0.9 million of unrecognized RSU compensation cost related to non-vested stock-based compensation arrangements which is expected to be recognized over a weighted-average period of 2.85 years.

A summary of activity regarding the Restricted Stock Units issued follows:

	Number of RSU	Weighted Average Fair Value Per RSU
Outstanding, December 31, 2023	24,731	$11.76
Granted	1,102,410	0.81
Forfeited	(12,500)	—
Vested	(29,997)	9.14
Outstanding, December 31, 2024	$1,084,644	$0.84

Rights Offering and Financing Commitment

On February 7, 2024, the Company and its wholly-owned subsidiary, Shuttle Diagnostics, Inc., entered into a securities purchase agreement (the “Purchase Agreement”) with SRO, LLC, a Nevada limited liability company, pursuant to which SRO LLC agreed to commit to purchasing from the Company $2,250,000 of units from the Company, with each Unit consisting of (i) one share of the Company’s common stock, (ii) a warrant to purchase one share of the Company’s common stock exercisable at a purchase price of $18.80 per share, and (iii) a percentage of equity interest in Diagnostics such that, assuming the sale of all $2,250,000 of Units, SRO LLC will own a 22% interest in Diagnostics. The Company filed an initial registration statement on Form S-1 (the “Form S-1”) with the SEC in April 2024 related to the registration of subscription rights to purchase the Units to be sold in the Rights Offering. The Company incurred $142,000 of costs which were expensed during the year ended December 31, 2024 due to delays in consummating the Rights Offering. In January 2025, the Company withdrew the registration statement on Form S-1 for this offering. The registration statement was never effective and no securities were issued pursuant to the registration statement.

Note 7 – Derivative Liabilities

Fair Value Assumptions Used in Accounting for Derivative Liabilities

ASC 815 requires the Company to assess the fair market value of derivative liabilities at the end of each reporting period and recognize any change in the fair market value as other income or expense.

In October 2024, in connection with the Equity Financing, the Company issued warrants to purchase 2,950,820 shares of common stock, with an exercise price of $1.40 per share, valued at inception at $0.2 million and as of December 31, 2024, at less than $0.1 million. The Company determined that the derivative liabilities from the warrants issued in relation to the October 2024 Equity Financing did not qualify for classification as equity instruments as they did not meet the requirements to be considered indexed to the Company’s own stock, due to potential variability in the settlement amount upon a fundamental transaction, as defined.

In January 2023, in connection with the Alto Convertible Note, the Company issued warrants to purchase 127,260 shares of common stock, with an exercise price of $0.48 per share, as adjusted, valued at inception at $1.2 million and as of December 31, 2024, at less than $0.1 million. The Company determined that the derivative liabilities from the warrants issued in relation to the Alto Convertible Note did not qualify for classification as equity instruments due to the existence of certain net cash settlement provisions that are not within the sole control of the Company. In addition, there are certain down round provisions that could reduce the exercise price if the Company issues securities at lower prices in the future.

The Company has determined the Acceleration Option in the Alto warrants is an embedded derivative within the host instrument and has bifurcated it from the host instrument and recorded it as a derivative liability valued at $1.4 million at inception, using a Monte Carlo simulation model. The Company determined its derivative liability from the noteholder’s Acceleration Option for the Alto Convertible Note is not clearly and closely related to the host and should thus be accounted for as a bifurcated derivative liability. As of December 31, 2024, the value of the Acceleration Option was $0 as the Alto Convertible Note was settled by September 30, 2024.

The Company classifies these derivative liabilities as a Level 3 fair value measurement and used the Monte Carlo pricing model to calculate the fair value as of December 31, 2024 (less than $0.1 million) and December 31, 2023 ($0.4 million).

The key inputs for the Monte Carlo simulation* for the Alto and October 2024 Equity Financing warrants as of December 31, 2024, were as follows:

Annualized volatility	57.50% - 97.14%
Risk-free interest rate	4.25 – 4.38%
Quoted VWAP	$0.82
Exercise price	$0.48 – 1.40
Probability assessments (1)	10% - 40%
Illiquidity discount	(26)%
Time period (years)	2.03 - 4.84

(1)	Probability assessments include the probabilities that subsequent successful capital raises (in terms of amounts raised and timing) are not executed and the probability that the securities issuable under the convertible bridge notes are not timely registered.

*	Based on a Monte Carlo simulation analysis of 50,000 iterations

The key inputs for the Monte Carlo simulation for the Alto warrants as of December 31, 2023, were as follows:

Net cash settlement and down round key valuation inputs - warrants*
Annualized volatility	77.51% - 92.33%
Risk-free interest rate	4.01% - 5.23%
Quoted VWAP	$4.72
Exercise price	$18.80
Probability assessments	5% - 25%
Illiquidity discount	(17)%
Time period (years)	0.53 - 3.03
Estimated fair value (issuance)	1,189,000
Estimate fair value (December 31, 2023)	410,660

*	Based on a Monte Carlo simulation analysis of 50,000 iterations.

Alto Acceleration Option key valuation inputs*
Annualized volatility	34.23% - 59.15%
Risk-free interest rate	4.68% - 5.60%
Quoted VWAP	$4.72
Illiquidity discount	(17)%
Time period (years)	0 - 1.2
Estimated fair value (issuance)	1,442,000
Estimate fair value (December 31, 2023)	3,852

*	Based on a Monte Carlo simulation analysis of 50,000 iterations.

The following table summarizes the changes in the derivative liabilities:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Warrants	Alto Accelerated Feature
Balance - December 31, 2022	$—	$—
Addition of new derivative	1,189,000	1,442,000
Gain on change in fair value	(778,340)	(1,438,148)
Balance - December 31, 2023	410,660	3,852
Addition of new derivatives	166,558	—
Gain on change in fair value	(551,937)	(3,852)
Balance - December 31, 2024	$25,281	$—

Note 8 – Commitments and Contingencies

On December 16, 2024, the Company entered into a sponsored research agreement (the “Sponsored Research Agreement”) with the Regents of the University of California, on behalf of its San Francisco campus (the “UCSF”), pursuant to which UCSF’s employee will conduct research on a project entitled “Investigation of 18F-fluorodeboronation method for PSMA targeting ligand radiolabeling and evaluation in prostate cancer models” (the “Research Program”). Under the terms of the Sponsored Research Agreement, the Company will bear the total cost of $0.3 million of the Research Program and has an exclusive license to the intellectual property underlying the research. This Sponsored Research Agreement will be effective for a period of one year and may be extended by written mutual consent of the parties. During the year ended December 31, 2024, the Company made no payments nor incurred any costs under the Sponsored Research Agreement.

Note 9 – Business Segment Information

The Company operates as one operating segment with a focus on products designed to address the limitations of the current cancer therapies as well as to extend to the new applications of radiation therapy. The CEO, as our chief operating decision maker (CODM), manages and allocates resources to the operations of the Company on a consolidated basis, considering primarily research and development expenditures, cash burn and net loss. This enables the CEO to assess our overall level of available resources and determine how best to deploy these resources across products and research and development projects in line with the longer-term Company-wide strategic goals.

The accounting policies of our reportable segment are the same as those described in the “Summary of Significant Accounting Policies” for the Company. All costs, research and development expenses, general and administrative expenses, other operating expenses, interest expense, depreciation, corporate overhead assets (workforce, intellectual property, etc.) are fully allocated to the Company’s one segment. Significant segment expenses include payroll and costs incurred for the Company’s primary third-party contract research organization (“CRO”). During the years ended December 31, 2024 and 2023, the Company incurred payroll expenses classified in our consolidated statements of operations as research and development of $1.0 million and $1.3 million, respectively. During the years ended December 31, 2024 and 2023, the Company incurred payroll expenses classified in our consolidated statements of operations as general and administrative of $0.5 million and $0.4 million. During the years ended December 31, 2024 and 2023, the Company incurred third-party CRO expenses of $2.1 million and $0.1 million, respectively, all of which is classified in our consolidated statements of operations as research and development. All other operating expenses in our consolidated statements of operations are characterized as other segment expenses which, after factoring in other income and expenses, reconcile to net loss for each period. The Company’s reportable segment’s profit or loss, assets, significant expenses and other specified items are consistent with the financial information disclosed in our consolidated financial statements. See the consolidated financial statements for the financial information of the Company’s one segment.

Note 10 – Net Loss Per Share

The calculation of basic and diluted earnings per common share is as follows (in thousands, except per share amounts):

Numerator:
Net Loss, basic	$(9,144,797)
Less: Change in fair value of warrant liabilities(1)	(395,078)
Net Loss, diluted	$(9,539,875)

Denominator:
Weighted average common stock outstanding, basic	2,870,120
Effect of dilutive securities:
Warrants	17,148
Weighed average common stock outstanding, diluted	2,887,268
Net loss per share, basic	$(3.19)
Net loss per share, diluted	$(3.30)

(1)	Includes only the change in fair value of warrant liabilities for those warrants that were dilutive during the period (Alto Warrants).

Note 11 – Manufacturing Agreement - Related Party

On September 14, 2022, the Company entered into a manufacturing agreement with TCG GreenChem, Inc. (“TCG GreenChem”), the U.S. subsidiary of TCG Lifesciences Pvt Ltd., a global contract research and manufacturing services company located in India. Dr. Chis Senanayake, one of the Company’s independent directors, is CEO and CSO of TCG GreenChem and CSO of TCG Lifesciences Pvt Ltd. TCG GreenChem was contracted for process research, development and cGMP compliant manufacture of IPdR. The Company paid TCG GreenChem a total of $1,096,370 during the year ended December 31, 2023, completing the contract. No costs were incurred during the year ended December 31, 2024 with this related party.

Note 12 – Income Taxes

The Company has no income tax expense or benefit for the years ended December 31, 2024 and 2023, since the Company has a full valuation allowance for the net operating loss carryforwards in these periods.

The Company recognizes tax benefits from uncertain tax positions only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized from such positions are estimated based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. There are no uncertain tax positions to be reported for the tax years 2024 and 2023.

The Tax Cuts and Jobs Act of 2017 (“TCJA”) amended IRC Section 174 to require capitalization of all research and development (“R&D”) costs incurred in tax years beginning after December 31, 2021. These costs are required to be amortized over five years if the R&D activities are performed in the U.S., or over 15 years if the activities were performed outside the U.S. For tax reporting purposes, the Company capitalized $3,543,023 and $3,517,485 of R&D expenses incurred as of December 31, 2024 and 2023, respectively.

The reconciliation of income tax benefit at the U.S. statutory rate of 21% to the Company’s tax expense is as follows:

	December 31,
	2024	2023
Federal tax benefit at statutory rate	$(1,920,407)	$(1,384,472)
State income taxes, net of federal tax effect	(627,917)	(452,682)
Rate change	(1)	(5,710)
R & D tax credits	—	(240,000)
Return to provision adjustments	445,499	286,015
Permanent differences
Derivative debt discount amortization	—	562,568
Change in fair value of warrant liability	(189,030)	(617,655)
Loss on convertible note conversion	232,266	132,984
Disqualified debt interest expense	334,045	—
Other	(1,799)	126,012
Change in valuation allowance	1,679,374	1,535,466
Shortfall of stock compensation expense	47,986	40,674
Other adjustments	(16)	16,800
Income tax expense	$—	$—

The principal components of deferred tax assets consist of the following:

	December 31,	December 31,
	2024	2023
Deferred tax asset:
Net operating loss carryforwards	$2,996,460	$1,727,566
Intangibles (includes Section 174 capitalization)	1,834,368	1,197,938
R&D tax credits	189,232	423,915
Equity based compensation	1,523	1,251
Interest & other accrued expenses	45,424	72,140
Lease asset/(liability)	6,435	6,326
Total	$5,073,442	$3,429,136

	December 31,	December 31,
Deferred tax Liabilities:	2024	2023
Change in fair market value of securities	$—	$(19,943)
Prepaid expenses	(16,188)	(30,544)
State income tax deferred	—	—
Fixed assets	(1,975)	(2,746)
Total	$(18,163)	$(53,233)

Total deferred tax asset	$5,055,279	$3,375,903
Less: valuation allowance	(5,055,279)	(3,375,903)
Net deferred tax asset	$—	$—

A reconciliation of the U.S. federal income tax rate to the Company’s effective tax rate is as follows:

	December 31,	December 31,
	2024	2023
Federal income tax benefit at statutory rate	21.0%	21.0%
State income tax benefit, net of federal tax effect	6.9%	6.9%
Change in tax rate	—%	0.1%
R&D tax credits	—%	3.6%
Return to provision adjustments	(4.9)%	(4.3)%
Permanent differences
Derivative Debt Discount Amortization	—%	(8.6)%
Change in FMV of Warrant Liability	2.1%	9.4%
Loss on convertible note conversion	(2.5)%	(2.0)%
Disqualified Debt Interest Expense	(3.7)%	—%
Other	—%	(1.9)%
Change in valuation allowance	(18.3)%	(23.2)%
Shortfall of stock compensation expense	(0.6)%	(0.6)%
Other adjustments	—%	(0.4)%
Total income tax expense	—%	—%

As of December 31, 2024 and 2023, the Company had approximately $10.9 million and $6.4 million of net operating losses (“NOL”) carried forward to offset federal and state taxable income, if any, in the future, respectively. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

NOLs created prior to 2018 could be carried back two years and carried forward 20 years. As amended by the Tax Cuts and Jobs Act of 2017 (TCJA), NOLs created after 2017 can no longer be carried back and are instead carried forward indefinitely. The Company has $139,813 and $238,380 of federal NOL carryforwards from 2016 and 2017, respectively, which begin to expire in 2036. The Company has an additional $10.6 million and $10.9 million of federal and state NOLs created after 2017, respectively, which can be carried forward indefinitely. The NOLs can be used to offset future income limited to the lesser of the NOL or 80% of the year’s taxable income.

As of December 31, 2024, the Company has $200,715 of federal Research and Development (R&D) tax credits. These can be carried forward 20 years to offset future federal income tax. These begin to expire in 2037.

Note 13 – Subsequent Events

In January 2025, the Company entered into a change order to its existing agreement with Theradex Systems, Inc., the Company’s primary third-party CRO, for purposes of supporting the Company’s clinical trials of Ropidoxuridine. Following the change order, the Company’s total cost limit increased by $3.0 million, for an aggregate of $5.3 million, of which $3.2 million has not yet been incurred.

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

On May 3, 2024, the SEC entered a cease-and-desist order against our Former Accountant, which resulted in the Re-audit of our financial statements for the year ended December 31, 2022, which had been audited by our Former Accountant. Since that time and as a result of the Re-audit, as of July 10, 2024, the Company and the audit committee of our board of directors, in consultation with our current auditor, Forvis Mazars LLP, concluded that our audited financial statements for the year ended December 31, 2022, our audited financial statements for the year ended December 31, 2023 and the quarterly periods included in the Company’s 2023 Form 10-K, and the Quarterly Report on Form 10-Q for the period ended March 31, 2024, required restatement and were not reliable. We reported this determination in our Form 8-K filed on July 16, 2024 and subsequently filed an Annual Report on Form 10-K/A amending the Company’s 2023 Form 10-K and a Quarterly Report on form 10-Q/A amending the Company’s Form 10-Q for the period ended March 31, 2024, which reports were each filed on September 4, 2024.

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

As of December 31, 2024, our management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Such evaluation was carried out under the supervision of our Chief Executive Officer by our Chief Financial Officer with the assistance of our Vice Present of Regulations, our President and Chief Operating Officer, and our third-party consultants. Based on this evaluation, management concluded that our disclosure controls and procedures were, and continues to be, ineffective as of December 31, 2024. Based on the foregoing, our management concluded that our internal controls over the following financial reporting areas to be material weaknesses:

●	Our written accounting policies and documentation of management’s contemplation of the accounting treatment and implications over significant unusual transactions, including complex accounting associated with debt and equity transactions, was limited and resulted in ineffective monitoring of financial reporting. These were contributing factors which lead to untimely filings.
●	Our written policies and procedures over accounting transaction processing and period end financial close and reporting are limited, which has resulted in ineffective oversight in the establishment of proper monitoring controls over accounting and financial reporting; in addition, we lacked sufficient review and segregation of duties for certain financial transactions, manual journal entries, and critical financial spreadsheets, such that a proper review had not been performed by someone other than preparer, and that process documentation is lacking for review and monitoring controls over accounting and financial reporting. These were contributing factors which led to untimely filings for certain periods in fiscal year 2024.
●	We lack a formal process to identify and ensure the proper classification of operating expenses as Research and Development.
●	We identified findings related to overall information technology general controls (“ITGCs”) including issues with super-user access and segregation of duties for systems supporting the Company’s internal control processes and controls.
●	Our accounting policies and review processes regarding certain technical aspects of financial reporting for stock-based compensation transactions, particularly relating to grant date fair value and expense attribution, was not performed at a sufficiently precise level and resulted in the incorrect recording of related compensation expense and related disclosures.

Other than as noted below, there has been no change in the Company’s internal control over financial reporting during the fiscal year ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. Management will continue to monitor and evaluate the effectiveness of our internal controls and procedures over financial reporting on an ongoing basis and are committed to taking further action and implementing additional improvements as necessary.

Management’s Remediation Measures

While the Company has improved its organizational capabilities, the Company’s remediation efforts will continue to take place. Management is committed to maintaining a strong internal control environment. In response to the identified material weaknesses in the overall control environment, management is currently implementing additional measures which include:

●	Hired a new Chief Financial Officer during the second quarter of 2024 to bolster the Company’s internal technical accounting and financial reporting experience and provide bandwidth for the prior Chief Financial Officer to focus on the Company’s expanding clinical trial.
●	Engaged a third-party consulting firm to assist with the preparation of SEC reporting and other technical accounting matters.

The Company will continue to review and improve its internal controls over financial reporting to address the underlying causes of the material weaknesses and control deficiencies. While the Company has added significant resources, particularly relevant to unusual and complex accounting matters, and stock-based compensation accounting and reporting, its material weaknesses and control deficiencies will not be fully remediated until the Company has concluded that its internal controls are operating effectively for a sufficient period of time.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

MANAGEMENT

Our directors and executive officers and their respective ages and titles are as follows:

Name	Age	Position(s) and Office(s) Held

Anatoly Dritschilo, M.D.	80	Chairman of the board of directors and Chief Executive Officer
Timothy J. Lorber	67	Chief Financial Officer
Michael Vander Hoek	65	VP for Operations and Regulatory, former Chief Financial Officer
Peter Dritschilo	55	President and Chief Operating Officer
Mira Jung, Ph.D.	75	Chief Scientific Officer
Tyvin Rich, M.D.	77	Chief Clinical Officer
Milton Brown, M.D., Ph.D.	59	Director
Steven Richards	56	Independent Director (1)(2)(3)
Joshua Schafer	54	Independent Director (2)(3)
Chris H. Senanayake, Ph.D.	67	Independent Director (1)
Bette Jacobs, Ph.D.	74	Independent Director (1)(3)

(1)	Member of the Audit Committee
(2)	Member of the Compensation Committee
(3)	Member of the Nominating and Corporate Governance Committee

*Timothy Lorber assumed the position of Chief Financial Officer on a part-time basis commencing June 13, 2024 and assumed the full-time position of Chief Financial Officer on September 9, 2024. Prior to June 13, 2024, Michael Vander Hoek served as our Chief Financial Officer.

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

Timothy J. Lorber, CPA serves as the Company’s Chief Financial Officer, a position he assumed on a part-time basis commencing June 13, 2024 and assumed the full-time position of Chief Financial Officer on September 9, 2024. Mr. Lorber has more than 40 years of professional finance experience, including Legg Mason, Inc. (“Legg Mason”), one of the world’s larger public global asset management firms, where he worked from March 2006 to July 2020 serving in various finance leadership roles, including Managing Director and Chief Accounting Officer until its sale in 2020. From August 2021 until June 2024, Mr. Lorber has served in leadership roles with several privately held businesses, overseeing finance, technology and human resources functions. Prior to Legg Mason, Mr. Lorber served as Internal Audit Director of Freddie Mac from August 2003 to March 2006 and has also worked for several international public accounting firms. Mr. Lorber has extensive experience with mergers and acquisitions, valuations and complex accounting and financial reporting matters and holds a Bachelor of Arts in Accounting from Loyola University, Maryland, and is a licensed CPA.

Michael P. Vander Hoek serves as the Company’s Vice President, Operations and Regulatory, a position he has held since 2019, and served as the Company’s Chief Financial Officer from 2019 until June 13, 2024. From November 2019 until April 2021, Mr. Vander Hoek served as Director, Finance and Business Development at Georgetown Lombardi Comprehensive Cancer Center (“LCCC”), where he directed a new five-year $221.9 million institutional commitment for cancer center research under a new NCI-approved cancer consortium arrangement and recruited scientists to fulfill strategic objectives with senior leaders to improve cancer research and treatment. From 2007 until November 2019, Mr. Vander Hoek served as Associate Director, Administration, at Georgetown’s LCCC, where he was responsible for direct administrative operations for more than 400 faculty and staff in the department of oncology, radiation medicine, pathology and biostatistics, bioinformatics and biomathematics, including managing $216.9 million in institutional commitments to LCCC from Medstar Health, John Theurer Cancer Center (“JTCC”), and Georgetown University. and implementing an enterprise-wide clinical trial management system for Georgetown University and Medstar Health. From 2004 until 2007, Mr. Vander Hoek served as Chief Financial Officer at Georgetown’s LCCC. During his time at Georgetown, Mr. Vander Hoek negotiated a series of 12 research integration agreements between LCCC and the JTCC that resulted in the approval of an NCI recognized Consortium in 2019. From 2001 until 2004, Mr. Vander Hoek served as Vice-Chair, Planning and Administration, at MedStar Georgetown University Hospital, where he was responsible for managing administrative and financial operations for some 440 staff, physicians, residents and fellows in the departments of Medicine and Neurology. From 1996 until 2001, Mr. Vander Hoek served as Senior Associate Administrator, Finance and Information Systems, for the Department of Medicine, Georgetown University Medical Center, where he designed and managed the faculty compensation system, while managing the finances and information systems for the department. His financial management experience in publicly held companies includes Director of Managed Care Reimbursement for Critical Care America from 1990 to 1993 and Regional Controller for Laboratory Corporation of America (LabCorp) from 1993 to 1996. His responsibilities at both companies included extensive financial management related to mergers, acquisitions, and start-up operations. Mr. Vander Hoek holds a Master’s in Health Services Administration from The George Washington University and a Bachelor of Arts in Biology and Psychology from Hope College.

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

Tyvin A. Rich, M.D. serves as our Chief Medical Officer and is responsible for the clinical development of novel radiation sensitizers. Since 2010, Dr. Rich has served as a Staff Radiation Oncologist at the Hampton University Proton Therapy Institute in Hampton Virginia and Professor Emeritus at University of Virginia Health Sciences Center, Department of Radiation Oncology. From 1995 until 2010, Dr. Rich was a Professor and Chairman of the Department of Therapeutic Radiology and Oncology at the University of Virginia Health Sciences Center. Prior to that, from 1984 through 1995, Dr. Rich was a Professor of Radiotherapy and Director of Clinics in the Department of Radiotherapy of the University of Texas M. D. Anderson Cancer Center. He has served as the protocol chair for RTOG clinical trials that advanced the use of chemoradiation for the treatment of rectal and pancreatic cancers. He is an expert in the applications of infusional 5-Fluorouracil for chemoradiation therapy of gastro-intestinal cancers and has authored more than 200 scientific articles, reviews and book chapters. Dr. Rich received his undergraduate degree at Rutgers University, his medical degree at the University of Virginia, and completed residencies in internal medicine at Georgetown University Medical Center and radiation therapy at Massachusetts General Hospital, Harvard Medical School.

Milton Brown, M.D., Ph.D., FNAI. Dr. Brown is a co-founder of our Company, previously served as our Chief Scientific Officer for Chemistry, and has served a member of our Board of Directors since the Company’s formation in December 2012. Since August 2022, Dr. Brown has also served as Vice Dean of Research, Professor of Internal Medicine and the Prudence and Louis Ryan endowed chair in translational research at Eastern Virginia Medical School. Previously, he was Director of the Center for Drug Discovery at the George Mason University from 2020 to 2022 and Director of the Inova Center for Drug Discovery and Development from 2016 to 2020. Dr. Brown was a founder of Rivanna Pharmaceuticals in 2004 and co-founder, Chairman and Chief Executive Officer of Trocar Pharma in 2020, both of which are Virginia-based biopharmaceutical companies engaged in the discovery and development of novel small molecule therapeutics for the treatment of neurological, oncological, and infectious diseases. Dr. Brown has also served as Director of the Drug Discovery Center at Georgetown University Medical School from 2012 to 2016 and principal investigator of the NIH/NCI funded Chemical Diversity Center from 2010 to 2015. Dr. Brown brings to Shuttle Pharma 25 years of experience in drug discovery with over 100 publications and 67 issued patents, including discovery of novel HDAC inhibitors. Dr. Brown was a 2015 recipient of the Percy Julian Award by the National Organization of Black Chemists and Chemical Engineers for significant contributions in pure and/or applied research in science. He has served on government committees including the NIH Experimental Therapeutics Study Section, the NIH Drug Discovery and Molecular Pharmacology Study Section and was a scientific counselor to the U.S. Secretary of Health. Dr. Brown holds a Ph.D. in synthetic chemistry from the University of Alabama, and an M.D. from the University of Virginia. He is an elected fellow of the National Academy of Inventors (FNAI). His extensive experience and expertise in drug discovery makes him uniquely qualified to guide the Company’s drug discovery program as a member of our Board of Directors.

Steven Richards. Mr. Richards was appointed to be a member of our Board of Directors in 2019. He is Chief Executive Officer and Founder of Endurance Media, a media finance company based in Santa Monica, California, that launched in 2014 with a strategic alliance with eOne Entertainment and a mandate to produce and finance commercially driven feature films. From 2006 to 2014, Mr. Richards served as Co-President and Chief Operating Officer of Silver Pictures where he oversaw all business activities and managed a team of more than 20 people responsible for film development, production, and financial information. From 2000 to 2006, he served as Chief Financial Officer at Silver Pictures and from 1995 to 2000 as Vice President, Finance, at Silver Pictures. Mr. Richards holds an MBA in Finance from UCLA, a BBA in accounting from Temple University, and holds his CPA license. We believe his experience as a chief financial officer and his knowledge of accounting will assist in providing guidance and oversight to our Board of Directors as we grow our Company.

Joshua Schafer. Mr. Schafer was appointed to be a member of our Board of Directors in 2019. From January 2023 until present, Mr. Schafer has been serving as the Chief Commercial Officer, and EVP Business Development at Zevra Therapeutics, a rare disease company. From November 2022 until January 2023, Mr. Schafer was interim Chief Executive Officer and Chair of the board of directors at PHARNEXT, an entity he has served on the board of directors since July 2020. From December 2020 until November 2022, Mr. Schafer served as Senior Vice President and General Manager, Autoimmune and Rare Disease Business for Mallinckrodt Pharmaceuticals Incorporated. In addition, he served as Chief Strategy and Business Development Officer from September 2019 until December 2020, and from 2015 to September 2019 he was SCP of Business Development and General Manager of International Operations at Mallinckrodt Pharmaceuticals. From 2009 until 2015, he served as Vice President and Oncology Therapeutic Area Head at Astellas Pharmaceuticals Incorporated, where he was responsible for building the company’s global oncology franchise. From 2000 until 2009, Mr. Schafer served in positions of increasing seniority at Takeda Pharmaceuticals North America, including Manager and Senior Manager, New Product and New Business Development; Senior Product Manager, Gastrointestinal Marketing; and Director, Oncology and Renal Marketing and Commercial Development. He began working in the healthcare and pharmaceutical industry in 1998 and has served in various positions including management consulting at Accenture (formerly Anderson Consulting), G.D. Searle & Co. (later acquired by Pfizer) and Cognia Corporation. He received his Bachelor of Arts in Biology and German at the University of Notre Dame, his MS in Biotechnology from Northwestern University and his MBA from Northwestern University. We believe Mr. Schafer’s extensive experience in pharmaceutical strategy, marketing and business development will assist our Board of Directors’ oversight role as we build and develop our Company.

Chris H. Senanayake, Ph.D. Dr. Senanayake was appointed to be a member of the Company’s Board of Directors in 2021. In 2019, Dr. Senanayake founded TCG GreenChem, Inc., a U.S. subsidiary of TCG Lifesciences Pvt. Ltd., a leading global Contract Research and Manufacturing Services (CRAMS) company in the area of drug discovery, development and commercialization, where he serves as chief executive officer. Dr. Senanayake has more than 30 years of pharmaceutical industry experience, making him an invaluable asset to Shuttle Pharma’s mission as the Company advances its pharmaceutical candidates in clinical trials. He has held positions of Senior Scientist at Dow Chemical, and Research Fellow at Merck & Co, Inc. (from 1990 to 1996), Director and Executive Director of Process Research at Sepracor, Inc. (1996 to 2002), Director of Chemical Development and Vice President of Chemical Development for Boehringer Ingelheim Pharmaceuticals, Inc. In 2018, he was appointed as the Chief Executive Officer of Asta GreenChem, Inc in Richmond VA and Astatech (Chengdu) Biopharmaceuticals Corp. in China. He has a record of leading and delivering high complexity APIs for manufacturing. Dr. Senanayake participated in development activities of many drugs, including multi-billion-dollar blockbuster drugs, such as Crixivan, Lunesta, Jardiance, Formotorol, Desvenlafaxine and other drug candidates. He is co-author of 425 scientific publications and is co-inventor of more than 150 patents. Dr. Senanayake received his Ph.D. in synthetic organic chemistry at Wayne State University, where he developed the total synthesis of complex natural products and completed the first total synthesis of grosshemin in the guaianolide family. In his postdoctoral fellowship, he conducted total synthesis of polyol systems such as amphotericin B, compactin and C-nucleosides. We believe Dr. Senanayake’s detailed and in-depth experience as an executive and developer of pharmaceuticals will enable him to provide value to us by introducing potential joint venture partners, as well as enhancing our oversight through his in-depth understanding of and experience in the pharmaceuticals industry.

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

Nominating and Corporate Governance Committee

The nominating and corporate governance committee, which consists of Joshua Schafer (Chair), Steve Richards and Bette Jacobs, recommends to the board of directors individuals qualified to serve as directors and on committees of the board of directors to advise the board of directors with respect to the board of directors composition, procedures and committees to develop and recommend to the board of directors a set of corporate governance principles applicable to the Company, and to oversee the evaluation of the board of directors and the Company’s management. In addition, the nominating and corporate governance committee will consider diversity of background including diversity of race, ethnicity, international background, gender and age when evaluating candidates for board of directors membership.

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

Clawback Policy

While the Company does not presently have in place any significant incentive compensation agreements or awards tied to the Company’s overall financial performance, the Company’s board of directors has adopted a clawback policy in order to comply with federal securities laws. As such, we have adopted a clawback policy in which we may seek the recovery or forfeiture of incentive compensation paid by us, including cash, equity or equity-based compensation, in the event we restate our financial statements under certain circumstances. The clawback policy applies to our Section 16 officers, any employee who was eligible to receive incentive compensation and whose conduct contributed to the need for a restatement, and any other former Section 16 officer or other employee who contributed to the need for such restatement.

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

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the SEC and to provide us with copies of those filings. Based solely on our review of the copies of such forms furnished to us and written representations by our officers and directors regarding their compliance with applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that all Section 16(a) filing requirements for our executive officers, directors and 10% stockholders were met during the year ended December 31, 2024, except for the following:

Delinquent Section 16(a) Reports:

Name	Late Reports	Date of Earliest Transaction	Date Filed
Mira Jung	Form 4	05/01/2024	10/09/2024
Timothy J. Lorber	Form 3	06/13/2024	06/25/2024
Senanayake Chris	Form 4	12/29/2022	03/14/2024
Brown Milton	Form 4	12/13/2023	01/02/2024
Bette Jacobs	Form 4	12/13/2023	12/20/2023
Anatoly Dritschilo	Form 4	08/14/2023	08/18/2023
Steven M Richards	Form 4	12/29/2022	01/09/2023

Item 11. Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our Chief Executive Officer and Chief Financial Officer and certain of our other executive officers for 2024 and 2023.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Anatoly Dritschilo M.D., CEO	2024	274,000	-	-	-	-	-	-	274,000
	2023	287,175	112,000	-	-	-	-	-	399,175

Timothy J. Lorber CFO*	2024	97,641	-	100,000	-	-	-	-	197,641
	2023	-	-	-	-	-	-	-	-

Michael Vander Hoek, VP, CFO*	2024	228,008	-	41,840	-	-	-	-	269,848
	2023	230,530	72,000		-	-	-	-	302,530

Peter Dritschilo, President and COO	2024	236,000	-	-	-	-	-	-	236,000
	2023	242,012	72,000		-	-	-	-	314,012

Tyvin Rich, Chief Medical Officer	2024	218,000	-	-	-	-	-	-	218,000
	2023	220,226	43,000	-	-	-	-	-	263,226

* Michael Vander Hoek served as CFO through June 12, 2024, at which time Timothy Lorber assumed the position of CFO on a part-time basis commencing June 13, 2024 and became full-time CFO on September 9, 2024.

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

Employment Agreement with Anatoly Dritschilo, MD

On June 28, 2019, we entered into an employment agreement with our Chief Executive Officer and Chairman of the board of directors, Anatoly Dritschilo, M.D. Under Dr. Dritschilo’s employment agreement, Dr. Dritschilo receives base compensation of $274,000 per year. Dr. Dritschilo also received an initial restricted stock unit grant of 22,748 restricted stock units (“RSUs”) (2,844 on a post-reverse split basis) issuable under the Company’s 2018 Equity Incentive Plan, which RSUs vested over three years in substantially equal one-third installments on each one year anniversary of the agreement. Under his employment agreement, if Dr. Dritschilo terminates his employment for “Good Reason,” as defined in the agreement, Dr. Dritschilo will be entitled to his then applicable base salary for a period of 12 months following termination, subject to his continued compliance with certain requirements of his employment agreement. Dr. Dritschilo accepted a reduced salary prior to the Company’s completion of its initial public offering in September 2022.

Employment Agreement with Timothy J. Lorber

On June 10, 2024, we entered into an employment agreement with our Chief Financial Officer, Timothy J. Lorber. Under Mr. Lorber’s employment agreement, he receives base compensation of $227,000 per year and is entitled to a target bonus of $72,000 upon achievement of certain milestones. Mr. Lorber also received an initial RSU grant of $100,000 worth of RSU issuable under the Company’s 2018 Equity Incentive Plan, which RSUs vest annually in one-third increments commencing on the first anniversary date of the grant of RSU, in accordance with the terms of the RSUs award agreement.

Employment Agreement with Michael Vander Hoek

On September 1, 2019, we entered into an amended employment agreement with our Vice President for Operations and Regulatory, Michael Vander Hoek. Under Mr. Vander Hoek’s employment agreement, he receives base compensation of $227,000 per year and is entitled to a target bonus of $72,000 upon achievement of certain milestones. Mr. Vander Hoek also received an initial restricted stock unit grant of 6,096 RSUs (762 on a post-reverse split basis) and an additional grant of 12,500 RSUs on a post-reverse split basis on March 8, 2024 which were fully vested on the grant date and issued under the Company’s 2018 Equity Incentive Plan. The initial RSU grant vested over three years in substantially equal installments on each one year anniversary of the agreement. Under Mr. Vander Hoek’s employment agreement, if he terminates his employment for “Good Reason,” as defined in the agreement, he will be entitled to his then applicable base salary for a period of 12 months following termination, subject to his continued compliance with certain requirements of his employment agreement. Mr. Vander Hoek accepted a reduced salary prior to the Company’s completion of its initial public offering in September 2022. Effective September 10, 2024, Mr. Vander Hoek assumes the Vice President, Regulatory position on a full-time basis and stops being our Chief Financial Officer.

Employment Agreement with Peter Dritschilo

On May 30, 2019, we entered into an employment agreement with our President and Chief Operating Officer, Peter Dritschilo. Under Mr. Dritschilo’s employment agreement, Mr. Dritschilo receives base compensation of $236,000 per year and is entitled to a target bonus of $72,000 upon achievement of certain milestones. Mr. Dritschilo also received an initial restricted stock unit grant of 10,380 RSUs (1,298 on a post-reverse split basis) issuable under the Company’s 2018 Equity Incentive Plan, which RSUs vest over three years in substantially equal installments on each one-year anniversary of the agreement. Under Mr. Dritschilo’s employment agreement, if Mr. Dritschilo terminates his employment for “Good Reason,” as defined in the agreement, he will be entitled to his then applicable base salary for a period of 12 months following termiantion, subject to his continued compliance with certain requirements of his employment agreement. Mr. Dritschilo accepted a reduced salary prior to the Company’s completion of its initial public offering in September 2022.

Employment Agreement with Tyvin Rich, M.D.

On May 31, 2019, we entered into an employment agreement with our Chief Clinical Officer, Tyvin Rich, M.D. Under Dr. Rich’s employment agreement, Dr. Rich receives base compensation of $218,000 per year and is entitled to a target bonus of $43,000 upon achievement of certain milestones. Dr. Rich also received an initial restricted stock unit grant of 3,843 RSUs (481 on a post-reverse split basis) issuable under the Company’s 2018 Equity Incentive Plan, which RSUs vest over three years in substantially equal installments on each one year anniversary of the agreement. Under Dr. Rich’s employment agreement, if Dr. Rich terminates his employment for “Good Reason,” as defined in the agreement, he is entitled to his then applicable base salary for a period of 12 months following termination, subject to his continued compliance with certain provisions of his employment agreement. Dr. Rich accepted a reduced salary prior to the Company’s completion of its initial public offering in September 2022.

Employment Agreement with Mira Jung, Ph.D.

Under Dr. Jung’s employment agreement, entered into on May 1, 2023, Dr. Jung receives base compensation of $46,800 per year (representing a 20% time commitment) and is entitled to a target bonus of $14,200 upon achievement of certain milestones. She also received an additional grant worth $20,200 worth of RSUs in May 2023, vesting annually in one-third increments commencing on the first anniversary date of the grant of RSUs. Dr. Jung also received an initial RSU grant of 892 RSUs (112 on a post-reverse split basis) issuable under the Company’s 2018 Equity Incentive Plan in May 2019, which RSUs vest over three years in substantially equal installments on each one-year anniversary of the agreement. Under Dr. Jung’s employment agreement, if Dr. Jung terminates her employment for “Good Reason,” as defined in the agreement, Dr. Jung is then entitled to her then applicable base salary for period of 12 months, subject to her continued compliance with certain requirements of her employment agreement. Dr. Jung accepted a reduced salary prior to the Company’s completion of its initial public offering in September 2022.

Outstanding Equity Awards at Fiscal Year-End

As of December 31, 2024, a total of 1,109,741 RSUs have been granted to our executive officers and directors under our 2018 Equity Incentive Plan (the “Plan”), of which 29,263 RSUs had vested and 1,079,645 remain subject to vesting. The Company has filed a registration statement on Form S-8 (SEC File No. 333-268758) to register shares granted under the Plan.

The following table sets forth information concerning the number of shares of common stock underlying outstanding equity incentive awards for each of our executive officers as of December 31, 2024:

	Option Awards					Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock not yet Vested (#))	Market Value of Shares or Units not yet Vested ($)
Mira Jung[1]	5/1/23	-	-	-	-	1,194	$1,026
Timothy Lorber[2]	6/13/24	-	-	-	-	28,455	$24,443

(1)	These restricted stock units vest in two installments on the anniversary of the grant date.

(2) These restricted stock units vest in three installments on the anniversary of the grant date.

2018 Equity Incentive Plan

Our 2018 Equity Incentive Plan provides for equity incentives to be granted to our employees, executive officers or directors and to key advisers and consultants. Equity incentives may be in the form of stock options with an exercise price of not less than the fair market value of the underlying shares as determined pursuant to the 2018 Equity Incentive Plan, restricted stock awards, other stock-based awards, or any combination of the foregoing. The 2018 Equity Incentive Plan is administered by the Company’s compensation committee or, alternatively, if there is no compensation committee, the Company’s board of directors. We have reserved 3,000,000 shares of our common stock for issuance under the Plan, of which 1,187,189 shares have been granted under the Plan as of the date of this Annual Report.

Director Compensation

Each of our non-employee directors, pursuant to the terms of director agreements (the “Director Agreements”), between each of the directors and the Company, receives compensation on an annual basis consisting of $25,000 in cash, payable in quarterly installments, and received RSUs upon their respective dates of election, three of whom were granted $75,000 of RSUs and two of whom were granted $100,000 of RSUs. The RSUs vest over a two-year period in one third increments, with one-third vesting immediately upon signing and one-third vesting on each of the first and second anniversary of election. On December 23, 2024, each of the Directors were granted $150,000 of RSUs that vest over the next three calendar years. In addition, non-employee directors will also be reimbursed for out-of-pocket costs incurred in connection with attending meetings.

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

As of February 24, 2025, there were issued and outstanding 4,076,567 shares of common stock.

Names and addresses	Number of shares of common stock beneficially owned (#)	Percentage of shares of common stock beneficially owned (%)
Directors and Named Executive Officers:
Anatoly Dritschilo, M.D.(1)	639,083	15.7%
Timothy Lorber(2)	-	-
Milton Brown, M.D., Ph.D. (3)	137,869	3.4%
Mira Jung, Ph.D. (4)	135,715	3.3%
Michael Vander Hoek	12,982	-
Peter Dritschilo	820	-
Tyvin A. Rich, M.D.	304	-
Steve Richards(5)	214	-
Joshua Schafer(5)	214	-
Chris H. Senanayake(5)	349	-
Bette Jacobs(5)	1,901	-
All directors and officers as a group (ten persons)	929,451	22.78%

Other 5% beneficial owners:
Armistice Capital LLC(6)	306,057	7.5%

-	Denotes the holder owns less than one percent of the outstanding common stock.

±	The persons named above have full voting and investment power with respect to the shares indicated. Under the rules of the SEC, a person (or group of persons) is deemed to be a “beneficial owner” of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security.

(1)	Consists of (i) 135,650 shares of common stock held of record by Dr. Anatoly Dritschilo, (ii) warrants to purchase 100,382 shares of common stock, exercisable at $1.40 per share, (iii) 138,051 shares of common stock and warrants to purchase 2,500 shares of commons stock, each held of record by Joy Dritschilo, his spouse, and (iv) 262,500 shares of common stock held by PAL Trust, a trust formed for the benefit of Dr. and Mrs. Dritschilo’s adult children and for which a third party serves as external trustee and two of their children serve as co-trustees. The above amounts do not include the potential conversion of a $250,000 convertible note, which may be paid in cash or subject to conversion. Dr. Dritschilo disclaims beneficial ownership over all securities held by Mrs. Dritschilo and PAL Trust.
(2)	Does not include 28,455 RSUs that remain subject to vesting.
(3)	Does not include 210,832 RSUs that remain subject to vesting.
(4)	Does not include 1,194 RSUs that remain subject to vesting.
(5)	Does not include 209,791 RSUs that remain subject to vesting.
(6)	Armistice Capital, LLC (“Armistice Capital”) is the investment manager of Armistice Capital Master Fund Ltd. (the “Master Fund”), the direct holder of the Shares, and pursuant to an Investment Management Agreement, Armistice Capital exercises voting and investment power over the securities of the Company held by the Master Fund and thus may be deemed to beneficially own the securities of the Company held by the Master Fund. Mr. Boyd, as the managing member of Armistice Capital, may be deemed to beneficially own the securities of the Company held by the Master Fund. The Master Fund specifically disclaims beneficial ownership of the securities of the Company directly held by it by virtue of its inability to vote or dispose of such securities as a result of its Investment Management Agreement with Armistice Capital.

Change of Control

The Company is not aware of any arrangements which may at a subsequent date result in a change of control of the Company.

Securities authorized for issuance under equity compensation plans

2018 Equity Incentive Plan

Our 2018 Equity Incentive Plan (the “Plan”) provides for equity incentives to be granted to our employees, executive officers or directors and to key advisers and consultants. Equity incentives may be in the form of stock options with an exercise price of not less than the fair market value of the underlying shares as determined pursuant to the Plan, restricted stock awards, other stock- based awards, or any combination of the foregoing. The Plan is administered by the Company’s compensation committee or, alternatively, if there is no compensation committee, the Company’s board of directors. We have reserved 3,000,000 shares of our common stock for issuance under the Plan, of which 1,187,189 shares have been granted under the Plan as of the date of this Annual Report, of which 1,084,644 remain subject to vesting.

The following table provides information as of December 31, 2024 about our equity compensation plans and arrangements.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	1,084,644	$0.84	1,231,910
Equity compensation plans not approved by security holders	–	–	–
Total	1,084,644	0.84	1,231,910

*Outstanding equity incentive grants consist entirely of restricted stock units which automatically vest over time into an equal number of shares of common stock at no additional cost to the holder.

You may find additional information regarding our equity compensation plans in Note 6 of the Notes to our Consolidated Financial Statements.

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

On December 1, 2020, the Company consolidated two loans obtained in 2018 for a total of $350,000 from Joy Dritschilo, the wife our Chief Executive Officer, which loans accrued interest at 7.5% since the date of inception, into a single loan between Mrs. Dritschilo and the Company (the “2018 Consolidated Loan”) such that, with accrued interest, the 2018 Consolidated Loan had a principal balance of $424,005.65, bore interest at a rate of 7.5% per annum, and had a maturity date of December 31, 2021. The 2018 Consolidated Loan were then extended until June 30, 2022, pursuant to an amendment to the 2018 Consolidated Loan agreement dated January 24, 2022. On July 29, 2022, the Company and Mrs. Dritschilo entered into an amendment to the 2018 Consolidated Loan, pursuant to which repayment was extended through June 30, 2023. On January 15, 2023, following closing on the Convertible Note and Warrant offering to Ayrton Capital, the 2018 Consolidated Loan was paid off in full.

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

On September 14, 2022, we entered into a manufacturing agreement with TCG GreenChem, Inc. (“TCG GreenChem”), the U.S. subsidiary of TCG Lifesciences Pvt Ltd., a global contract research and manufacturing services company located in India. Dr. Chris Senanayake, one of our independent directors, is CEO and CSO of TCG GreenChem and CSO of TCG Lifesciences Pvt Ltd. TCG GreenChem was contracted for process research, development and cGMP compliant manufacture of IPdR, The Company paid TCG GreenChem $450,000 during the year ended December 31, 2022 and a total of $1,096,370 during the year ended December 31, 2023, completing the contract.

On September 4, 2024, we issued a $250,000 promissory note to our Chief Executive Officer in exchange for a loan of $250,000 to the Company. The promissory note accrues interest at 12% per annum and is repayable in 12 substantially equal installments over a period of one year. As of December 31, 2024, the outstanding loan balance is $190,270 and the Company incurred $8,692 in interest expense relating to this promissory note.

On October 14, 2024, we entered into a securities purchase agreement with our Chief Executive Officer (the “Securities Purchase Agreement”). Pursuant to the Securities Purchase Agreement, we issued a $250,000 5% original issue discount senior secured convertible notes and warrants to purchase up to a total of 100,382 shares of common stock at an exercise price per share equal to $1.40 per share to Dr. Dritschilo. The convertible note matures one year from the date of issuance (the “Term”), accrues interest at the rate of 14.5% per annum, and is convertible at a 110% premium at any time beginning three months after the date of issuance. The Company has the option to prepay the convertible notes at any time, upon 10 days written notice, for 107% of total outstanding balance (the “Optional Prepayment Right”). Any outstanding principal will be paid in conversion of shares of common stock at the end of the Term, subject to the Company’s exercise of the Optional Prepayment Right; any accrued interest will be repaid quarterly in cash. The conversion price of the convertible notes will be the lower of a 15% discount to (i) $1.12072 per share or (ii) the price of any offering entered into by the Company during the Term of the convertible notes, including the Company’s planned follow-on offering. The warrants are immediately exercisable after issuance and will remain exercisable for a period of five years from the date of issuance. The exercise price is subject to adjustment for any stock split, stock dividend, stock combination, recapitalization or similar event. As of December 31, 2024, the outstanding loan balance is $250,000 and unpaid interest of $7,955.

Review, Approval and Ratification of Related Party Transactions

All related party transactions are subject to the review, approval, or ratification of our board of directors or an appropriate committee thereof.

Item 14. Principal Accountant Fees and Services

The following table represents fees for professional audit services for the audit of the Company’s annual financial statements for the fiscal years ended December 31, 2024 and December 31, 2024 rendered by Forvis Mazars, LLP.

	Fiscal year ended December 31,
	2024	2023
Audit Fees [1]	$524,303	$429,555
Other Audit Fees	$-	$-
Tax Fees [2]	$-	$-

Total fees	$524,303	$429,555

1.	Audit fees consist of fees for professional services rendered by the principal accountant for the audit of the Company’s annual financial statements and review of the financial statements included in the Company’s Form 10-K and Form 10-Q and for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements. Fees include out of scope costs related to convertible notes and warrants.

2.	Tax fees consist of professional services rendered by our principal accountant for tax compliance, tax advice and tax planning.

Audit Committee Pre-Approval Policies

The Audit Committee is tasked with pre-approving any non-audit services proposed to be provided to the Company by the independent auditors.

PART IV

Item 15. Exhibit and Financial Statement Schedules

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 333-265429) filed on June 3, 2022).
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation, effective March 30, 2022 (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (File No. 333-265429) filed on June 3, 2022).
3.3	Amended and Restated Certificate of Designation for Series A Convertible Preferred Stock, effective April 6, 2022 (incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-1 (File No. 333-265429) filed on June 3, 2022).
3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation, effective June 22, 2022 (incorporated by reference to Exhibit 3.5 to the Registration Statement on Form S-1/A (File No. 333-265429) filed on June 23, 2022).
3.5	Second Amended and Restated By-Laws (incorporated by reference to Exhibit 3.1 to the current Report on Form 8-K filed on November 1, 2022).
3.6	Certificate of Amendment to Amended and Restated Certificate of Incorporation, effective August 13, 2024 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on August 7, 2024).
4.1	Form of Convertible Note, dated February 2022 (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 (File No. 333-265429) filed on June 3, 2022).
4.2	Form of 10% Promissory Note, dated August 2022 (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1/A (File No. 333-265429) filed on August 18, 2022).
4.3	Form of Warrant, dated August 2022 (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1/A (File No. 333-265429) filed on August 18, 2022).
4.4	Form of Public Offering Warrant (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-1/A (File No. 333-265429) filed on August 18, 2022).
4.5	Form of Underwriting Warrant issuable to Boustead Securities LLC (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-1/A (File No. 333-265429) filed on August 18, 2022).
4.6	Form of Common Warrants (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed October 17, 2024).
4.7	Form of Common Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K dated October 31, 2024)
4.8	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K dated October 31, 2024)
10.1	Form of Subscription Agreement for Series A Convertible Preferred Stock (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1 (File No. 333-265429) filed on June 3, 2022).
10.2	2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 (File No. 333-265429) filed on June 3, 2022).
10.3	Employment Agreement, dated July 30, 2014, between Shuttle Pharmaceuticals Holdings, Inc. and Tyvin Rich (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1 (File No. 333-265429) filed on June 3, 2022).
10.4	SBIR Contract #HHSN261201400013C, dated September 19, 2014, between Shuttle Pharmaceuticals, LLC and National Institute of Health National Cancer Institute (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 (File No. 333-265429) filed on June 3, 2022).
10.5	SBIR Contract #HHSN261201400013C Amendment of Solicitation/Modification of Contract, dated August 3, 2015, between Shuttle Pharmaceuticals, LLC and National Institute of Health National Cancer Institute (Radiosensitizer Option Phase II) (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 (File No. 333-265429) filed on June 3, 2022).
10.6	SBIR Contract #HHSN261201600027C, dated September 19, 2016, between Shuttle Pharmaceuticals, LLC and National Institute of Health National Cancer Institute (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1 (File No. 333-265429) filed on June 3, 2022).
10.7	SBIR Contract #HHSN261600038C dated September 19, 2016 between Shuttle Pharmaceuticals, LLC. and National Institute of Health National Cancer Institute (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1 (File No. 333-265429) filed on June 3, 2022).
10.8	Material Transfer Agreement, dated April 25, 2017, between Shuttle Pharmaceuticals, Inc. and George Washington University (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-1 (File No. 333-265429) filed on June 3, 2022).
10.9	Employment Agreement, dated May 30, 2019, between Shuttle Pharmaceuticals Holdings, Inc. and Peter Dritschilo (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1 (File No. 333-265429) filed on June 3, 2022).
10.10	Employment Agreement, dated May 30, 2019, between Shuttle Pharmaceuticals Holdings, Inc. and Mira Jung (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1 (File No. 333-265429) filed on June 3, 2022).
10.11	Employment Agreement, dated June 28, 2019, between Shuttle Pharmaceuticals Holdings, Inc. and Anatoly Dritschilo (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1 (File No. 333-265429) filed on June 3, 2022).

10.12	Amended and Restated Employment Agreement, dated September 1, 2019, between Shuttle Pharmaceuticals Holdings, Inc. and Michael Vander Hoek (incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-1 (File No. 333-265429) filed on June 3, 2022).
10.13	Form of Letter Agreement with Director (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-1 (File No. 333-265429) filed on June 3, 2022).
10.14	Subaward Agreement dated October 28, 2014 between Shuttle Pharmaceuticals, LLC and LifeSpan/Rhode Island Hospital (incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-1 (File No. 333-265429) filed on June 3, 2022).
10.15	Sublicense Agreement, dated February 15, 2019, between Shuttle Pharmaceuticals Inc. and Propagenix, Inc. (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-1 (File No. 333-265429) filed on June 3, 2022).
10.16	SBIR Contract #HHSN261201800016C/75N91018C00016 Agreement between Shuttle Pharmaceuticals, LLC and National Institute of Health National Cancer Institute (incorporated by reference to Exhibit 10.17 to the Registration Statement on Form S-1 (File No. 333-265429) filed on June 3, 2022).
10.17	Promissory Note, dated as of August 24, 2019, between Shuttle Pharmaceuticals Holdings, Inc. and Anatoly Dritschilo (incorporated by reference to Exhibit 10.18 to the Registration Statement on Form S-1 (File No. 333-265429) filed on June 3, 2022).
10.18	SBIR Phase II Contract #75N9101C00031, dated September 6, 2019, between Shuttle Pharmaceuticals, Inc. and National Institute of Health National Cancer Institute (incorporated by reference to Exhibit 10.19 to the Registration Statement on Form S-1 (File No. 333-265429) filed on June 3, 2022).
10.19	Director Offer Letter, dated December 2, 2020, between Chris H. Senanayake and Shuttle Pharmaceuticals Holdings, Inc. (incorporated by reference to Exhibit 10.20 to the Registration Statement on Form S-1 (File No. 333-265429) filed on June 3, 2022).
10.20	Promissory Note, dated December 1, 2020, between Shuttle Pharmaceuticals Holdings, Inc. and Joy Dritschilo (incorporated by reference to Exhibit 10.21 to the Registration Statement on Form S-1 (File No. 333-265429) filed on June 3, 2022).
10.21	Promissory Note, dated December 1, 2020, between Shuttle Pharmaceuticals Holdings, Inc. and Anatoly Dritschilo (incorporated by reference to Exhibit 10.22 to the Registration Statement on Form S-1 (File No. 333-265429) filed on June 3, 2022).
10.22	Non-Disclosure, Evaluation and Option Agreement, dated May 30, 2019, between Shuttle Pharmaceuticals, Inc. and University of Virginia Licensing & Ventures Group (incorporated by reference to Exhibit 10.23 to the Registration Statement on Form S-1 (File No. 333-265429) filed on June 3, 2022).
10.23	First Amendment to Non-Disclosure, Evaluation and Option Agreement, dated November 30, 2019, between Shuttle Pharmaceutical, Inc. and University of Virginia Licensing & Ventures Group (incorporated by reference to Exhibit 10.24 to the Registration Statement on Form S-1 (File No. 333-265429) filed on June 3, 2022).
10.24	Form of Note and Warrant Subscription Agreement, dated December 28, 2021 (incorporated by reference to Exhibit 10.25 to the Registration Statement on Form S-1 (File No. 333-265429) filed on June 3, 2022).
10.25	Form of Note, dated December 28, 2021 (incorporated by reference to Exhibit 10.26 to the Registration Statement on Form S-1 (File No. 333-265429) filed on June 3, 2022).
10.26	Form of Common Stock Purchase Warrant, dated December 28, 2021 (incorporated by reference to Exhibit 10.27 to the Registration Statement on Form S-1 (File No. 333-265429) filed on June 3, 2022).
10.27	Consulting Agreement, dated January 1, 2022, between Shuttle Pharmaceuticals Holdings, Inc. and Steven Bayern (incorporated by reference to Exhibit 10.28 to the Registration Statement on Form S-1 (File No. 333-265429) filed on June 3, 2022).
10.28	Amendment to Promissory Note, dated January 25, 2022, between Shuttle Pharmaceuticals Holdings, Inc. and Joy Dritschilo (incorporated by reference to Exhibit 10.29 to the Registration Statement on Form S-1 (File No. 333-265429) filed on June 3, 2022).
10.29	Amendment to Promissory Note, dated January 25, 2022, between Shuttle Pharmaceuticals Holdings, Inc. and Anatoly Dritschilo (incorporated by reference to Exhibit 10.30 to the Registration Statement on Form S-1 (File No. 333-265429) filed on June 3, 2022).
10.30	Form of Convertible Note Subscription Agreement and Investor Rights Agreement (incorporated by reference to Exhibit 10.31 to the Registration Statement on Form S-1 (File No. 333-265429) filed on June 3, 2022).
10.31	Amendment No. 1 to Promissory Note, dated July 29, 2022, between Shuttle Pharmaceuticals Holdings, Inc. and Joy Dritschilo (incorporated by reference to Exhibit 10.32 to the Registration Statement on Form S-1/A (File No. 333-265429) filed on August 18, 2022).
10.32	Amendment No. 2 to Promissory Note, dated July 29, 2022, between Shuttle Pharmaceuticals holdings, Inc. and Joy Dritschilo (incorporated by reference to Exhibit 10.33 to the Registration Statement on Form S-1/A (File No. 333-265429) filed on August 18, 2022).

10.33	Amendment No. 2 to Promissory Note, dated July 29, 2022, between Shuttle Pharmaceuticals Holdings, inc. and Anatoly Dritschilo (incorporated by reference to Exhibit 10.34 to the Registration Statement on Form S-1/A (File No. 333-265429) filed on August 18, 2022).
10.34	Manufacturing Agreement, dated September 14, 2022, between Shuttle Pharmaceuticals, Inc. and TCG GreenChem, Inc. (incorporated by reference to Exhibit 10.1 to the Current report on Form 8-K filed September 19, 2022).
10.35	Form of Securities Purchase Agreement, dated January 11, 2023, between Shuttle Pharmaceuticals Holdings, Inc. and the investors named therein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed January 12, 2023).
10.36	Form of Note, dated January 11, 2023 (incorporated by reference to Exhibit 10.2 to the Current Report on form 8-K filed January 12, 2023).
10.37	Form of Warrant, dated January 11, 2023 (incorporated by reference to Exhibit 10.3 to the Current Report on form 8-K filed January 12, 2023).
10.38	Form of Security Agreement, dated January 11, 2023, between Shuttle Pharmaceuticals Holdings, Inc., Shuttle Pharmaceuticals, Inc. and Alto Opportunity Master Fund, SPC – Segregated Portfolio B (incorporated by reference to Exhibit 10.4 to the Current Report on form 8-K filed January 12, 2023).
10.39	Form of Intellectual Property Security Agreement, dated January 11, 2023 (incorporated by reference to Exhibit 10.5 to the Current Report on form 8-K filed January 12, 2023).
10.40	Form of Subsidiary Guaranty (incorporated by reference to Exhibit 10.6 to the Current Report on form 8-K filed January 12, 2023).
10.41	Form of Registration Rights Agreement, dated January 11, 2023 (incorporated by reference to Exhibit 10.7 to the Current Report on form 8-K filed January 12, 2023).
10.42	Form of Director Offer Letter (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed February 22, 2023).
10.43	Proposal for Service Agreement, dated March 7, 2023, between Shuttle Pharmaceuticals, Inc. and University of Iowa Pharmaceuticals (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed March 9, 2023).
10.44	Amended and Restated Insider Trading Policy, effective March 10, 2023 (incorporated by reference to Exhibit 10.44 to the Annual Report on Form 10-K filed March 15, 2023).
10.45	Form of Executive Compensation Clawback Policy, effective March 10, 2023 (incorporated by reference to Exhibit 10.45 to the Annual Report on Form 10-K filed March 15, 2023).
10.46	Letter Agreement, dated March 11, 2023, between Shuttle Pharmaceuticals Holdings, Inc. and Alto Opportunity Master Fund, SPC – Segregated Portfolio B, as Collateral Agent (incorporated by reference to Exhibit 10.46 to the Annual Report on Form 10-K filed March 15, 2023).
10.47	Research Agreement, dated March 16, 2023, between Shuttle Pharmaceuticals, Inc. and Georgetown University (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 22, 2023).
10.48	Material Transfer Agreement, dated March 21, 2023, between Shuttle Pharmaceuticals, Inc. and Georgetown University (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on March 22, 2023).
10.49	Amendment Agreement, dated May 10, 2023, by and between Shuttle Pharmaceuticals Holdings, Inc., Shuttle Pharmaceuticals, Inc. and Alto Opportunity Master Fund, SPC – Segregated Master Portfolio B. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 11, 2023).
10.50	Amendment No. 1 to the Amendment Agreement, dated June 4, 2023, by and between Shuttle Pharmaceuticals Holdings, Inc., Shuttle Pharmaceuticals, Inc. and Alto Opportunity Master Fund, SPC – Segregated Master Portfolio B. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 5, 2023).
10.51	Consulting Agreement, dated October 1, 2023, between Shuttle Pharmaceuticals Holdings, Inc. and Joseph Armstrong (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 5, 2023).
10.52	License Agreement, dated October 24, 2023, by and between Shuttle Pharmaceuticals Holdings, Inc. and Georgetown University (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 30, 2023).
10.53	Asset Purchase Agreement, dated January 30, 2024, by and between Shuttle Pharmaceuticals Holdings, Inc., Alan Kozikowski and Werner Tueckmantel (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 5, 2024).

10.54	Securities Purchase Agreement, dated February 7, 2024, between Shuttle Pharmaceuticals Holdings, Inc., Shuttle Diagnostics, Inc. and SRO LLC (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 13, 2024).
10.55	Placement Agent and Advisory Services Agreement, dated February 7, 2024, between Shuttle Pharmaceuticals Holdings, Inc. and Boustead Securities, LLC (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on February 13, 2024).
10.56	Offering Deposit Account Agency Agreement, dated February 7, 2024, between Shuttle Pharmaceuticals Holdings, Inc., Boustead Securities, LLC and Sutter Securities Inc. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on February 13, 2024).
10.57	Amendment Agreement, dated August 6, 2024, between Shuttle Pharmaceuticals Holdings, Inc., Suttle Pharmaceuticals, Inc. and Alto opportunity Master Fund, SPC – Segregated Master Portfolio B (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 7, 2024).
10.58	Work Order, dated August 8, 2024, between Shuttle Pharmaceuticals, Inc. and Theradex Systems, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed August 14, 2024).
10.59	Master Services Agreement, dated November 1, 2018, between Shuttle Pharmaceuticals, Inc. and Theradex Systems Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed August 14, 2024).
10.60	Form of Promissory Note, dated September 4, 2024, between Shuttle Pharmaceuticals and Anatoly Dritschilo. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed September 10, 2024).
10.61	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed October 17, 2024).
10.62	Form of Senior Secured Convertible Notes (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed October 17, 2024).
10.63	Placement Agency Agreement, dated as of October 29, 2024, by and among Shuttle Pharmaceuticals Holdings, Inc. and A.G.P./Alliance Global Partners and Boustead Securities, LLC, as placement agents (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K dated October 31, 2024).
10.64	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated October 31, 2024).
10.65	Sponsored Research Agreement, dated December 16, 2024, by and among Shuttle Pharmaceuticals Holdings, Inc., the Regents of the University of California and Dr. Robert Favell (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed December 19, 2024).
10.66	Change Order, dated January 23, 2025, between Shuttle Pharmaceuticals, Inc. and Theradex Systems, Inc. (incorporated by reference to Exhibit 10.1 to the Current report on Form 8-K filed January 28, 2025).
14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1 (File No. 333-265429) filed on June 3, 2022).
21	List of Subsidiaries*
23.1	Consent of Forvis Mazars LLP*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Schema Document
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*Filed herewith.

** Furnished herewith.

Item 16. Form 10–K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Shuttle Pharmaceuticals Holdings, Inc.

		By:	/s/ Anatoly Dritschilo, M.D.
Anatoly Dritschilo, M.D.
Chairman of the board of directors,
Chief Executive Officer
Date:	February 26, 2025		Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Anatoly Dritschilo	Chairman of the board of directors,
Anatoly Dritschilo	Chief Executive Officer	February 26, 2025
(principal executive officer)

/s/ Timothy J. Lorber	Chief Financial Officer
Timothy J. Lorber	(principal financial and accounting officer)	February 26, 2025

/s/ Chris H. Senanayake	Director
Chris H. Senanayake		February 26, 2025

/s/ Steven Richards	Director
Steven Richards		February 26, 2025

/s/ Joshua Schafer	Director
Joshua Schafer		February 26, 2025

/s/ Milton Brown	Director
Milton Brown		February 26, 2025

/s/ Bette Jacobs	Director
Bette Jacobs		February 26, 2025

