Form 10-Q
period 2025-03-31
Shuttle Pharmaceuticals Holdings, Inc.
filed 2025-05-08
CIK 1757499

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report PURSUANT TO Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2025

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.00001 per share	SHPH	The Nasdaq Stock Market LLC

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

The number of shares outstanding of the registrant’s common stock on May 8, 2025 was 10,984,291.

Shuttle Pharmaceuticals Holdings, Inc.

Shuttle Pharmaceuticals Holdings, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2025	2024
Assets
Current assets
Cash and cash equivalents	$4,512,607	$1,920,144
Prepaid expenses	446,790	290,773
Total current assets	4,959,397	2,210,917

Property and equipment, net	18,356	19,364
Deferred financing costs	71,880	—
Operating lease right-of-use asset	260,557	276,009
Total Assets	5,310,190	2,506,290

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued expenses	$896,885	$596,600
Accrued interest payable - related parties	1,208	1,785
Notes payable to related parties	128,730	190,270
Convertible notes payable, net - fair value option, related parties	217,379	206,085
Convertible notes payable, net - fair value option	474,749	478,120
Operating lease liability	63,226	60,909
Total Current Liabilities	1,782,177	1,533,769

Derivative liability	22,638	25,281
Operating lease liability non-current	220,110	238,088
Total Liabilities	2,024,925	1,797,138

Commitments and contingencies (Note 8)

Stockholders’ Equity
Series A Convertible Preferred Stock, $0.00001 par value; $1,000 per share liquidation value; 20,000,000 shares authorized; no shares outstanding	—	—
Common stock, $0.00001 par value; 100,000,000 shares authorized; 6,382,694 shares issued and outstanding at March 31, 2025; 4,076,567 shares issued and outstanding at December 31, 2024	63	41
Additional paid in capital	40,916,310	35,287,212
Accumulated deficit	(37,631,108)	(34,578,101)
Total Stockholders’ Equity	3,285,265	709,152
Total Liabilities and Stockholders’ Equity	$5,310,190	$2,506,290

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Shuttle Pharmaceuticals Holdings, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	March 31,
	2025	2024

Revenue	$—	—

Operating expenses
Research and development	1,573,928	586,104
General and administrative	596,886	324,609
Legal and professional	780,427	474,134
Total operating expenses	2,951,241	1,384,847

Net loss from operations	(2,951,241)	(1,384,847)

Other income (expense)
Interest expense - related parties	(5,395)	—
Interest expense	(6,535)	(497,515)
Interest income	—	21,453
Change in fair value of derivative liabilities	2,643	197,862
Change in fair value of convertible notes	(92,479)	—
Gain on sale of marketable securities	—	4,037
Change in fair value of marketable securities	—	(706)
Loss on settlement of convertible debt	—	(71,315)
Total other income (expense)	(101,766)	(346,184)

Net loss	(3,053,007)	(1,731,031)

Weighted average common shares outstanding - basic and diluted	10,048,915	2,075,745
Net loss per shares - basic and diluted	$(0.30)	$(0.83)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Shuttle Pharmaceuticals Holdings, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

For the Three Months Ended March 31, 2025

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2024	4,076,567	$41	$35,287,212	$(34,578,101)	$709,152
Common stock issued for restricted stock units	840,206	8	(8)	—	—
Issuance of common stock and pre-funded warrants, net of issuance costs of $693,600	1,340,921	13	5,038,561	—	5,038,574
Partial conversion of convertible note at fair value	125,000	1	53,499	—	53,500
Stock-based compensation	—	—	537,046	—	537,046
Net loss	—	—	—	(3,053,007)	(3,053,007)
Balance at March 31, 2025	6,382,694	$63	$40,916,310	$(37,631,108)	$3,285,265

For the Three Months Ended March 31, 2024

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2023	2,008,689	20	29,489,055	(25,433,304)	4,055,771
Common stock issued for conversion of accrued interest and principal	78,197	1	325,297	—	325,298
Common stock issued for restricted stock units	15,625	—	—	—	—
Stock-based compensation	—	—	111,449	—	111,449
Net loss	—	—	—	(1,731,031)	(1,731,031)
Balance at March 31, 2024	2,102,511	21	29,925,801	(27,164,335)	2,761,487

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Shuttle Pharmaceuticals Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,053,007)	$(1,731,031)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,008	1,912
Change in fair value of derivative liabilities	(2,643)	(197,862)
Amortization of debt discount and finance fees	6,535	445,509
Gain on marketable securities	—	(4,037)
Change in fair value of marketable securities	—	706
Accrued interest settled with common stock	—	18,783
Loss on settlement of convertible debt	—	71,315
Stock-based compensation	537,046	111,449
Interest payments on convertible notes accounted for at fair value	(31,056)	—
Change in fair value of convertible notes	92,479	—
Changes in operating assets and liabilities:
Accrued interest income	—	2,937
Prepaid expenses	(156,017)	(15,169)
Accounts payable and accrued expenses	79,517	23,162
Accounts payable and accrued expenses - related parties	—	(446)
Accrued interest payable	—	33,223
Accrued interest payable - related parties	(577)	—
Change in operating lease asset and liabilities	(209)	466
Net cash used in operating activities	(2,526,924)	(1,239,083)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in marketable securities	—	(18,705)
Proceeds from disposition of marketable securities	—	120,000
Net cash provided by investing activities	—	101,295

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of note payable-related party	(61,540)	—
Proceeds from issuance of common stock and pre-funded warrants, net of placement agent costs of $322,501	5,409,673	—
Payment of other issuance costs for issuance of common stock and equity-classified warrants	(178,745)	—
Payment for finance costs	(50,001)	(40,000)
Net cash provided by (used in) financing activities	5,119,387	(40,000)

Net change in cash and cash equivalents	2,592,463	(1,177,788)
Cash and cash equivalents, beginning of period	1,920,144	2,576,416
Cash and cash equivalents, end of period	$4,512,607	$1,398,628

Cash paid for:
Interest	$36,153	$—
Income taxes	$—	$—

Supplemental non-cash financing activities:
Issuance costs in accounts payable and accrued expenses	$192,354	$—
Common stock issued for RSUs	$8	$—
Conversion of convertible notes accounted for at fair value	$53,500	$—
Finance costs accrued in accounts payable	$28,414	$41,534
Common stock issued for settlement of debt	$—	$325,298

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Note 1 – Organization and Liquidity

Organization and Line of Business

Shuttle Pharmaceuticals Holdings, Inc. (“we,” “us,” “our,” or the “Company”) was originally formed as Shuttle Pharmaceuticals, LLC in the State of Maryland on December 18, 2012. On August 12, 2016, the Company filed articles of conversion with the State of Maryland to convert from an LLC to a C corporation, at which time the Company changed its name to Shuttle Pharmaceuticals, Inc. (“Shuttle”). In connection with the conversion, the Company issued 5,625,000 shares of common stock in exchange for 100% of the outstanding membership interests in Shuttle prior to conversion. On June 4, 2018, Shuttle completed a reverse merger with Shuttle Pharmaceuticals Holdings, Inc. (then known as Shuttle Pharma Acquisition Corp, Inc.), a Delaware corporation, pursuant to which Shuttle, our operating entity, became a wholly-owned subsidiary of the Company. Shuttle Diagnostics, Inc, a subsidiary of the Company, was formed in the State of Maryland on November 14, 2023.

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

Liquidity and Going Concern

Our unaudited condensed consolidated financial statements are prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred losses since inception and has a net loss of approximately $3.0 million and no revenues for the three months ended March 31, 2025 and working capital of approximately $3.2 million as of March 31, 2025. The Company does not expect to generate positive cash flows from operating activities in the near future.

In February 2025, the Company issued a revolving note in the principal amount of up to $2,000,000, which the Company may draw upon at its discretion from time to time. In March 2025, the Company completed an equity raise that provided $5.0 million net cash proceeds for the issuance of 1.3 million shares and 17.8 million pre-funded warrants. However, the Company’s existing cash resources, the cash received from the equity offering, and financing available under the revolving note are not expected to provide sufficient funds to carry out the Company’s operations and clinical trials through the next twelve months.

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and notes required by GAAP for annual financial statements. A complete discussion of the Company’s significant accounting policies is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all of the adjustments necessary to present the financial position of the Company as of March 31, 2025 and the results of operations and cash flows for the periods presented. The accompanying condensed consolidated financial statements of the Company have not been audited by the Company’s independent registered public accounting firm, except that the year-end consolidated balance sheet was derived from audited financial statements. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the operating results for the full fiscal year or any future period.

Reverse Stock Split

On August 13, 2024, in order to meet Nasdaq’s minimum bid price requirement of $1.00 per share (the “Minimum Bid Price Requirement”), the Company effectuated a 1-for-8 reverse stock split of its issued and outstanding common stock, rounding up to account for any fractional shares (the “Reverse Stock Split”). The Reverse Stock Split had no effect on the Company’s authorized shares of common stock or preferred stock and the par value will remain unchanged at $0.00001, respectively. All common stock share, option, warrant and per share amounts (except our authorized but unissued shares and previously reserved shares) have been retroactively adjusted in these unaudited condensed consolidated financial statements and related disclosures.

Basis of Consolidation

The unaudited condensed consolidated financial statements have been prepared on a consolidated basis with those of the Company’s wholly-owned subsidiaries, Shuttle Pharmaceuticals, Inc. and Shuttle Diagnostics, Inc. All intercompany transactions and balances have been eliminated.

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions. The Company bases its estimates and assumptions on current facts, historical experience, and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected. Significant estimates are contained in the accompanying unaudited condensed consolidated financial statements for the valuation of debt and warrants and valuation of bifurcated derivative liabilities and other financial instruments.

Cash and Cash Equivalents

Cash and cash equivalents include cash in bank accounts and money market funds with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. As of March 31, 2025 and December 31, 2024, cash and cash equivalents consisted of the following:

	March 31,	December 31,
	2025	2024
Cash	$ 4,511,790	$ 1,918,941
Money market funds	817	1,203
	$ 4,512,607	$ 1,920,144

Periodically, the Company may carry cash balances at financial institutions in excess of the federally insured limit of $250,000 per institution. The amount in excess of the FDIC insurance as of March 31, 2025 was approximately $4.3 million. The Company has not experienced losses on these accounts and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant.

Fair Value of Financial Instruments

The Company follows accounting guidelines on fair value measurements for financial instruments measured on a recurring basis, as well as for certain assets and liabilities that are initially recorded at their estimated fair values. Fair value is defined as the exit price, or the amount that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. The Company uses the following three-level hierarchy that maximizes the use of observable inputs and minimizes the use of unobservable inputs to value its financial instruments:

●	Level 1: Observable inputs such as unadjusted quoted prices in active markets for identical instruments

●	Level 2: Quoted prices for similar instruments that are directly or indirectly observable in the marketplace.

●	Level 3: Significant unobservable inputs which are supported by little or no market activity and that are financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires a significant judgment or estimation.

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

Set out below are the Company’s financial instruments that are required to be remeasured at fair value on a recurring basis and their fair value hierarchy as of March 31, 2025 and December 31, 2024:

March 31, 2025	Level 1	Level 2	Level 3	Carrying Value
Liabilities
Derivative Liability - Warrants	$—	$—	$22,638	$22,638
Convertible Note	—	—	692,128	692,128
Total Liabilities	$—	$—	$714,766	$714,766

December 31, 2024	Level 1	Level 2	Level 3	Carrying Value
Liabilities
Derivative Liability - Warrants	$—	$—	$25,281	$25,281
Convertible Note	—	—	684,205	684,205
Total Liabilities	$—	$—	$709,486	$709,486

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

Convertible Notes

The Company accounts for its Convertible Bridge Notes (as defined in Note 5) under the fair value option in accordance with ASC 825. The fair value option may be elected on an instrument-by-instrument basis and is irrevocable unless a new election date occurs. Additional term or other notes may be issued in subsequent periods where the Company would be able to make a fair value option election upon issuance provided eligibility criteria are met. The Company records the portion of the Convertible Bridge Notes that are issued and outstanding for accounting purposes at fair value with changes in fair value recorded in other income (expense), net in the unaudited condensed consolidated statements of operations, except for the portion of the total change in fair value that results from a change in the instrument-specific credit risk of the Convertible Bridge Notes, which is recorded in other comprehensive income (loss), if applicable. No loss was attributed to changes in credit risk for the periods presented therefore net loss was equal to comprehensive loss. The fair value option election was made to align the accounting for the Convertible Bridge Notes with the Company’s financial reporting objectives and reduce operational effort to account for embedded features that otherwise would require bifurcation as a separate unit of account.

Pursuant to the fair value option election, direct and incremental debt issuance costs and consideration paid to the lender related to the Convertible Bridge Notes were expensed as incurred and recorded in other income (expense), net in the unaudited condensed consolidated statements of operations.

For convertible notes for which the fair value option is not elected, the Company evaluates the convertible notes for embedded features and bifurcates these features (such as conversion options and redemption options) from their host instruments and accounts for them as free standing derivative financial instruments if certain criteria are met. The criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. All of the Company’s convertible bridge notes as of March 31, 2025 had elected the fair value option at the initial transaction date.

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

Research and Development Expenses

Research and development expenses are charged to expense as incurred. Research and development expenses include, but are not limited to, product development, clinical and regulatory expenses, payroll and other personnel expenses, which include a certain portion of the Company’s former chief executive officer (prior to his transition to chief scientific officer), chief operating officer, vice president regulatory (formerly the chief financial officer) and directors’ compensation. For the three months ended March 31, 2025 and 2024, a portion of personnel-related expenses and stock-based compensation expense for these individuals totaling $0.8 million and $0.2 million, respectively, was included within research and development due to their active involvement in the research and development activities, materials, supplies, related subcontract expenses, and consulting costs.

Regarding the accounting treatment for reimbursements, GAAP provides limited guidance on the accounting for government grants received by for-profit companies. In accordance with ASC Topic 832, Government Assistance, as adopted January 1, 2022, the Company discloses certain types of government assistance received in the notes to the consolidated financial statements that includes: a) the nature of the transaction including the nature of the assistance being given, b) the accounting policies being used to account for the transaction and c) other provisions of relevance, where required. Depending on the type of grant or contract, the Company understands there is more than one acceptable alternative for the accounting treatment – a reduction of costs, a deferred credit to be amortized, revenue or other income. The Company has concluded that reimbursements received for R&D expenses incurred are more akin to a reduction of costs and applies reimbursements against incurred research costs. For the three months ended March 31, 2025 and 2024, the Company recorded $1.6 million and $0.6 million, respectively, in research and development.

Segment Information

Operating segments are defined as components of an enterprise about which separate and discrete information is available for evaluation by the chief operating decision-maker (“CODM”) in deciding how to allocate resources and assess performance. The Company’s CODM, its chief executive officer, evaluates the Company’s operations and manages its business as a single operating segment. All of the Company’s long-lived assets are held in the United States. Refer to Note 9 for the Company’s disclosure on its single operating segment.

Net Loss Per Common Stock

Net loss per share of common stock requires presentation of basic and diluted earnings per common share on the face of the condensed and consolidated statements of operations for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic earnings per share computation to diluted earnings per share.

In the accompanying unaudited condensed consolidated financial statements, basic loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the year. Certain warrants issued and outstanding include terms and conditions resulting in the treatment as participating securities. Such warrants do not include an obligation for the warrant holders to fund the losses of the Company. Therefore, these warrants are excluded from the calculation of earnings per common share in periods of net loss.

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

Given the nominal exercise price of the Company’s issuance of Pre-Funded Warrants (as defined in Note 6), such Pre-Funded Warrants are included in in the calculation of basic and diluted net loss per share as the exercise price per warrant is deemed nonsubstantive when compared to the fair value of the underlying common shares. The 19,651,746 unexercised pre-funded warrants as of March 31, 2025 were included in the Company’s calculation of basic and diluted loss per share.

For the three months ended March 31, 2025 and 2024, the following common stock equivalents were excluded from the computation of diluted net loss per share as the result of the computation was anti-dilutive.

	March 31,	March 31,
	2025	2024
Convertible notes (Note 5)	2,924,123	107,429
Warrants (Note 7)	3,464,281	184,000
Restricted stock units (Note 7)	796,925	34,106
	7,185,329	325,535

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The guidance is effective for the Company’s fiscal years beginning after December 15, 2024. The Company will reflect any impact of adoption in its Form 10-K for the annual period ending December 31, 2025. The Company does not expect the adoption of this standard to have any material impact on its financial statements.

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

There have been no other recent accounting pronouncements, changes in accounting pronouncements or recently adopted accounting guidance during the three months ended March 31, 2025 that are of significance or potential significance to the Company.

Note 3 - Leases

Operating lease right-of-use (“ROU”) assets and liabilities are recognized at the present value of the future lease payments as of the lease commencement date. Operating lease expense is recognized on a straight-line basis over the lease term.

The Company currently has a lease agreement which allows for the use of a laboratory facility, entered into on February 16, 2023, with base rent of $7,206 per month for a period of 64 months, which increases at the rate of 3% per year, that commenced June 1, 2023. The lease included a six-month 50% rent abatement upon commencement. Additional common area maintenance (“CAM”) fees are charged monthly and revised annually. The estimated monthly CAM fees are $3,300 for the first year of the lease, which are being expensed as incurred. An irrevocable letter of credit (“LOC”) for the security deposit of $43,234 and base rent of $3,891, including 50% abatement, and $3,315 of CAM cost, was due and paid on execution of the lease agreement. Alexandria Real Estate (ARE-QRS-CORP) is the beneficiary of the LOC. The current LOC expires on March 1, 2026.

The following summarizes the right-of use asset and lease information for the Company’s operating leases:

	Three Months Ended
	March 31,
	2025	2024
Operating lease cost	$22,947	$22,947
Variable lease cost	10,878	10,440
Sublease income	—	(2,163)
Total lease cost	$33,825	$31,224

Other information:
Cash paid for operating cash flows for operating leases	$23,156	$22,482
Right-of-use assets obtained in exchange for new operating lease liabilities	—	—

Weighted-average remaining lease term - operating leases (year)	3.42	4.42
Weighted-average discount rate - operating leases	10.48%	10.48%

Future non-cancelable minimum lease payments under the operating lease liability as of March 31, 2025, are as follows:

Years ended December 31,
2025 (excluding the three months ended March 31, 2025)	$71,090
2026	97,074
2027	99,986
2028	68,236
2029 and thereafter	—
Total future minimum lease payments	336,386
Less: imputed interest	(53,050)
Present value of payments	$283,336

Note 4 – Notes Payable-Related Party

On October 14, 2024, as part of the senior convertible note offering described in Note 5, the Company entered into a loan with an officer of the Company in the amount of $250,000 (principal) with an interest rate of 14.5% per annum due October 13, 2025, and warrants to purchase 100,382 shares of common stock at an exercise price of $1.40 per share. As of March 31, 2025, there was outstanding principal and interest balances for these related party notes of $250,000 and $7,653, respectively. Under the fair value option, the senior convertible note is $217,379 as of March 31, 2025.

On September 4, 2024, the Company issued a $250,000 promissory note (the “Promissory Note”) to an officer of the Company for $250,000. The Promissory Note accrues interest at 12% per annum and is repayable in 12 substantially equal installments over a period of one year. During the three months ended March 31, 2025 the Company incurred $5,395 in interest expense relating to this Promissory Note. During the three months ended March 31, 2025 the Company repaid principal and interest of $61,540 and $5,097, respectively. The principal balance of the Promissory Note as of March 31, 2025 and December 31, 2024 was $128,730 and 190,270, respectively.

Note 5 - Convertible Notes and Loan Agreement

Revolving Note Agreement

On February 27, 2025, the Company entered into a Revolving Loan Agreement with a lender. Pursuant to and under the terms of the Revolving Loan Agreement, the Company issued a revolving note dated February 28, 2025 in the principal amount of up to $2,000,000 (the “Revolving Note”), which the Company may draw upon at its discretion from time to time through its maturity on February 28, 2026.

The Revolving Note bears interest at the rate of 18% per annum calculated on the basis of a 360-day year, consisting of twelve 30 calendar day periods, and shall accrue interest daily commencing from the date of any draw down until paid in full on the maturity date. The Company recognized deferred loan costs of approximately $78,000 in relation to the closing of the Revolving Loan Agreement as an asset on the unaudited condensed consolidated balance sheet. These deferred loan costs are being amortized to interest expense on a straight-line basis to the maturity of the Revolving Loan Agreement. During the quarter ended March 31, 2025, the Company recognized $6,535 in interest expense related to the amortization of these deferred loan costs.

The Revolving Loan Agreement contains customary events of default. If an event of default occurs, the lender may accelerate the repayment of amounts outstanding under the Revolving Loan Agreement, and an amount equal to 120% of the outstanding principal amount and accrued and unpaid interest plus other amounts, costs, expenses and/or liquidated damages. The default provision meets the criteria of a derivative liability that would have an associated fair value if any amounts are outstanding under the Agreement.

As of March 31, 2025, the Company has not yet drawn on the Revolving Note and no balances are outstanding.

2024 Convertible Bridge Notes

During October 2024, the Company completed a senior convertible note offering in two closings, as further described below.

On October 14, 2024, the Company issued an aggregate of $600,000 (of an up to $1.3 million authorized financing) senior secured convertible notes due in October 2025, which accrue interest at 14.5% interest per year. The notes include a 5% original issue discount and the Company received $570,000 in proceeds. The notes are optionally convertible by each holder at a 10% premium beginning three months after the date of issuance, and the conversion price will be the 5-day volume-weighted average price (“VWAP”) immediately prior to Closing unless re-set (one-time only) by a lower price of an offering entered into by the Company during the term of the notes. The Company has the option to prepay the notes at any time for 107% of total outstanding balance. Any outstanding principal at maturity will be paid in conversion of shares of common stock (provided such shares have been registered), at a 15% discount of the effective conversion price (unless re-set, one-time only), subject to the Company’s exercise of the optional prepayment right. If such shares of common stock have not been registered, any outstanding principal will be settled in cash. Any accrued interest will be repaid quarterly in cash. The Company also issued warrants to the lenders to purchase an aggregate 240,917 shares of common stock, exercisable at $1.40 per share, with such warrants expiring five years from issuance. In addition, the Company’s former Chief Executive Officer, now Chief Scientific Officer, Dr. Anatoly Dritschilo, invested a total of $237,500 in this financing round, in exchange for a $250,000 convertible note.

As part of the same offering, on October 21, 2024, the Company issued an additional $231,579 in senior secured convertible notes due in October 2025, with substantially similar terms as the October 14, 2024, issuance. The notes include a 5% original issue discount and the Company received $220,000 in proceeds. The Company also issued warrants to the lenders to purchase an aggregate 88,544 shares of common stock, exercisable at $1.49 per share, with such warrants expiring five years from issuance. Upon completing this issuance, the Company closed the senior secured convertible note offering after receiving a total of $790,000 in proceeds.

After analyzing the terms of the 2024 Convertible Bridge Notes (“Convertible Bridge Notes”) and its embedded features, the Company elected to account for the 2024 Convertible Bridge Notes at fair value under the allowable fair value option election. As such, the Company initially recognized the 2024 Convertible Bridge Notes at their fair value and subsequently measured the notes at fair value with changes in fair value recorded in current period earnings (or other comprehensive income, if specific to Company credit risk). The Company initially recorded the 2024 Convertible Bridge Notes at their estimated issuance date fair value of $806,758. As the fair value of the 2024 Convertible Bridge Notes exceeded the proceeds received, the Company recorded a loss on issuance of convertible notes of $16,758. The proceeds were allocated in full to the 2024 Convertible Bridge Notes recorded at fair value. The warrants issued in connection with the 2024 Convertible Bridge Notes were deemed to be equity instruments. In addition, the Company allocated the issuance costs incurred to these instruments to the 2024 Convertible Bridge Notes and, as such, expensed $107,491 in issuance costs, including $41,579 of original issue discount on the 2024 Convertible Bridge Notes.

The Company used a Monte Carlo simulation model to calculate the fair value of the 2024 Convertible Bridge Notes. The 2024 Convertible Bridge Notes were classified within Level 3 of the fair value hierarchy at the initial measurement date, due to the use of unobservable inputs. The key inputs into the model for the 2024 Convertible Bridge Note were as follows:

	March 31, 2025	December 31, 2024
Risk-free interest rate	4.38%	4.16%
Expected term (years)	0.54	0.83
Quoted VWAP	$0.38	$0.82
Volatility	73.90% - 120.16%	57.50% - 97.14%
Discount rate	40% - 60%	40% - 60%
Probability assessment[1]	5% - 20%	10% - 40%
Illiquidity discount	(29)%	(26)%

(1)	Probability assessments include the probabilities that subsequent successful capital raises (in terms of amounts raised and timing) are not executed and the probability that the securities issuable under the convertible bridge notes are not timely registered.

The following table summarizes the changes in the carrying value of the 2024 Convertible Bridge Notes:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance - December 31, 2024	$684,205
Conversion of Convertible Bridge Note (at fair value)	(53,500)
Payments of coupon interest	(31,056)
Loss on change in fair value	92,479
Balance - March 31, 2025	$692,128

Alto Opportunity Master Fund, SPC

On January 11, 2023, the Company entered into a securities purchase agreement (the “SPA”) with Alto Opportunity Master Fund, SPC – Segregated Master Portfolio B, a Cayman entity (the “Investor”), pursuant to which the Company sold to the Investor a $4,300,000 convertible note (the “Alto Convertible Note”) and warrant (the “Alto Warrant”) to purchase 127,260 shares of common stock, exercisable at $18.80 per share (after taking into account the Company’s August 2025 reverse stock split), in exchange for gross proceeds of $3,935,000 (the “Investment Amount”) (See Note 6). As a consequence of the Company issuing the Convertible Bridge Notes in October 2024, and then subsequently completing the Equity Financing in March 2025, the exercise price of the Alto Warrant was adjusted to $0.48 and $0.32 per share, respectively. The Company determined that the Alto Warrant contains a net cash settlement feature at inception and categorized the Alto Warrant as a liability in the accompanying consolidated financial statements. The Alto Convertible Note was amortized on a monthly basis and the Company could make such monthly amortization payments in cash or, subject to certain equity conditions, in registered shares of common stock or a combination thereof. Installments could be deferred by the noteholder, resulting in a variable interest rate. However, the effective interest rate was approximately 346% based on the internal rate of return calculated on a series of cash flows that occur at regular intervals. For equity repayment, the Alto Convertible Note was convertible into shares of common stock at a price per share equal to the lower of (i) $18.80 per share, as adjusted, (ii) 90% of the three lowest daily VWAPs of the 15 trading days prior to the payment date, or (iii) 90% of the VWAP of the trading day prior to payment date. The noteholder had an acceleration of installment amount conversion option (the “Alto Acceleration Option”), whereby the noteholder, with certain share percentage limitations, could convert to common stock any outstanding installment amount at an amount equal to the installment amount plus five times (5x) the installment amount at any time. The Company determined the Alto Acceleration Option was an embedded derivative within the host instrument and bifurcated it from the host instrument and recorded it as a derivative liability valued at $1,442,000 at inception, using a Monte Carlo simulation model (Note 7). The Convertible Note was repayable over 26 months and bore interest at the rate of 5% per annum. Additionally, the note contained certain redemption options and “Make Whole” provisions.

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

On February 26, 2025, the Company, entered into an amendment agreement (the “Amendment Agreement”) for purposes of amending the terms of the SPA originally dated January 11, 2023, and as amended May 10, 2023, June 5, 2023 and August 6, 2024, between the Company and Alto. Under the Amendment Agreement, in exchange for the Company’s payment of $75,000 to Alto, Alto agreed to permanently waive its right to purchase up to $10 million in Additional Notes and Additional Warrants and to a one-time waiver of the right to participate in the Company’s contemplated registered securities offering, as disclosed in the Company’s registration statement on Form S-1, filed with the SEC on February 13, 2025. The payment to Alto was accounted for as an issuance cost and recorded as a reduction to additional paid-in capital.

During the three months ended March 31, 2024, the Company recorded interest expense of $497,515, which included amortization of debt discount as interest expense of $445,509.

During the three months ended March 31, 2024, the Company settled $235,200 of principal, and settled $18,783 of accrued interest, which settlements were made in the form of 78,197 shares of common stock, during the three months ended March 31, 2024. As a consequence of the settlement during the year ended December 31, 2024, no balances were outstanding as of March 31, 2025 and December 31, 2024.

Note 6 - Stockholders’ Equity

Common Stock

During the three months ended March 31, 2025, the Company issued:

●	125,000 shares of common stock upon partial conversion of the 2024 Convertible Bridge Notes,
●	1,340,921 shares of common stock as part of a public offering, and
●	840,206 shares of common stock issued for vesting of restricted stock units.

During the three months ended March 31, 2024, the Company issued:

●	78,197 shares of common stock to settle $235,200 of principal and $18,783 of interest on a convertible note and incurred $71,315 of loss on settlement, and
●	15,625 shares of common stock issued for vesting of restricted stock units.

March 2025 Equity Financing

On March 12, 2025, the Company entered into an Underwriting Agreement (the “Underwriting Agreement”) with WestPark Capital, Inc. (“WestPark”) as the sole underwriter (the “Underwriter”), related to a public offering (the “Offering”) of (i) 1,340,921 shares of common stock, par value $0.00001 per share, of the Company, at a public offering price of $0.30 per share and (ii) pre-funded warrants to purchase 17,825,746 shares of Common Stock at an exercise price of $0.001 per share, at a public offering price of $0.299 per Pre-Funded Warrant (the “Pre-Funded Warrants”). The Offering closed on March 13, 2025.

The Offering resulted in gross proceeds of approximately $5.7 million and net proceeds of approximately $5.0 million, reflecting approximately $0.7 million of legal costs and other expenses connected with the transaction.

The Pre-Funded Warrants are exercisable at any time after March 13, 2025, at an exercise price of $0.001 per share. The Pre-Funded Warrants contain standard adjustments to the exercise price, including for stock splits, stock dividends and pro rata distributions and contain customary terms regarding the treatment of such Pre-Funded Warrants in the event of a fundamental transaction, which include but are not limited to a merger or consolidation involving the Company, a sale of all or substantially all of the assets of the Company or a business combination resulting in any person acquiring more than 50% of the outstanding shares of Common Stock of the Company. Additionally, the Pre-Funded Warrants include restrictions on exercise in the event the Purchaser’s beneficial ownership of the Company’s common stock would exceed 4.99% of the number of shares of Common Stock outstanding immediately after giving effect to the exercise.

The Company concluded that the Pre-Funded Warrants met the requirements to be classified in stockholders’ equity, and have been recorded as additional paid in capital.

As of March 31, 2025, no Pre-Funded Warrants have expired or have been exercised.

Warrants

In connection with the January 2023 Alto Convertible Note, Boustead was granted warrants to purchase 8,909 shares of common stock, at an exercise price of $18.80 per share (Note 5). In addition, Alto was granted warrants to purchase 127,260 shares of common stock, at an exercise price of $0.32 per share, as adjusted (Note 5, 7).

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

The table below excludes the pre-funded warrants, of which none were exercised during the three months ended March 31, 2025. As of March 31, 2025, 19,651,746 pre-funded warrants remained unexercised and outstanding and have no expiration date, including 17,825,746 and 1,826,000 from the March 2025 and October 2024 Equity Financings, respectively.

A summary of activity regarding warrants to purchase common stock (excluding pre-funded warrants) for the three months ended March 31, 2025 were as follows:

	Number of	Weighted Average	Average
	warrants	Exercise Price	Life (years)
Outstanding, December 31, 2024	3,464,281	$1.89	4.67
Granted	—	—	—
Outstanding, March 31, 2025	3,464,281	$1.88	4.42

The warrants had intrinsic value of $8,450 as of March 31, 2025. All of the outstanding warrants are exercisable as of March 31, 2025.

Equity Incentive Plan

The Company’s 2018 Equity Incentive Plan (the “2018 Plan”) provides for equity incentives to be granted to employees, executive officers, directors and key advisers and consultants. Equity incentive grants may be made in the form of stock options with an exercise price of not less than the fair market value of the underlying shares as determined pursuant to the 2018 Plan, restricted stock awards, other stock-based awards, or any combination of the foregoing. The 2018 Plan is administered by the Company’s compensation committee. The Company has reserved 3,000,000 shares of common stock for issuance under the 2018 Plan. As of March 31, 2025, 1,727,175 shares have been granted, net of forfeitures, under the 2018 Equity Incentive Plan, of which 930,250 shares have vested.

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

During the three months ended March 31, 2025 and 2024, pursuant to agreements with directors, officers and consultants, 552,486 and 25,000 RSUs with a value of $0.3 million and $42 thousand were granted, respectively.

Stock-based compensation expense was classified as follows:

	Three Months Ended
	March 31,
	2025	2024
Research and development	$320,105	$33,953
General and administrative	216,941	77,496
	$537,046	$111,449

On February 27, 2025, the Company entered into a Revolving Loan Agreement with Bowery Consulting Group Inc. (“Bowery”) where the Company may borrow from Bowery an aggregate principal amount of up to $2,000,000 (see Note 5). As part of one of the lender conditions, no less than four of the current board members were to resign, with three new nominees to be elected and appointed by the remaining members of the Company’s Board of Directors. Upon the resignation of the four board members, vesting of all outstanding unvested RSUs held by the departing board members were allowed to accelerate immediately. The Company concluded that the acceleration represented a modification of the outstanding unvested RSUs. As a result of the modification, the Company recorded approximately $0.5 million of stock based compensation expense.

As of March 31, 2025, there was $0.5 million of unrecognized RSU compensation cost related to non-vested stock-based compensation arrangements which is expected to be recognized over a weighted-average period of 2.47 years.

The following is a summary of activity regarding Restricted Stock Units issued:

	Number of RSU	Weighted Average Fair Value Per RSU
Outstanding, December 31, 2024	1,084,644	$0.84
Granted	552,486	0.54
Forfeited	—	—
Vested	(840,205)	$0.73
Outstanding, March 31, 2025	796,925	$0.74

Note 7 – Derivative Liabilities

Fair Value Assumptions Used in Accounting for Derivative Liabilities

ASC 815 requires the Company to assess the fair market value of derivative liabilities at the end of each reporting period and recognize any change in the fair market value as other income or expense.

In October 2024, in connection with the Equity Financing, the Company issued warrants to purchase 2,950,820 shares of common stock, with an exercise price of $1.40 per share, valued at inception at $0.2 million and as of March 31, 2025, at less than $0.1 million. The Company determined that the derivative liabilities from the warrants issued in relation to the October 2024 Equity Financing did not qualify for classification as equity instruments as they did not meet the requirements to be considered indexed to the Company’s own stock, due to potential variability in the settlement amount upon a fundamental transaction, as defined.

In January 2023, in connection with the Alto Convertible Note, the Company issued warrants to purchase 127,260 shares of common stock, with an exercise price of $0.32 per share, as adjusted, valued at inception at $1.1 million and as of March 31, 2025, at less than $0.1 million. The Company determined that the derivative liabilities from the warrants issued in relation to the Alto Convertible Note did not qualify for classification as equity instruments due to the existence of certain net cash settlement provisions that are not within the sole control of the Company. In addition, there are certain down round provisions that could reduce the exercise price if the Company issues securities at lower prices in the future.

The Company has determined the Acceleration Option in the Alto warrants is an embedded derivative within the host instrument and has bifurcated it from the host instrument and recorded it as a derivative liability valued at $1.4 million at inception, using a Monte Carlo simulation model. The Company determined its derivative liability from the noteholder’s Acceleration Option for the Alto Convertible Note was not clearly and closely related to the host and should thus be accounted for as a bifurcated derivative liability. As of March 31, 2025, the value of the Acceleration Option was $0 as the Alto Convertible Note was settled in full by September 30, 2024.

The Company classifies these derivative liabilities as a Level 3 fair value measurement and used the Monte Carlo pricing model to calculate the fair value as of March 31, 2025 (less than $0.1 million) and December 31, 2024 (less than $0.1 million).

The key inputs for the Monte Carlo simulation* for the Alto and October 2024 Equity Financing warrants as of March 31, 2025, were as follows:

Net cash settlement and down round key valuation inputs - warrants*
Annualized volatility	73.90% - 120.16%
Risk-free interest rate	3.89 - 4.38%
Quoted VWAP	$0.38
Exercise price	0.32 - 1.40
Probability assessment[1]	5% - 20%
Illiquidity discount	(29)%
Time period (years)	1.79 - 4.58

[1]	Probability assessments include the probabilities that subsequent successful capital raises (in terms of amounts raised and timing) are not executed and the probability that the securities issuable under the convertible bridge notes are not timely registered.

*	Based on a Monte Carlo simulation analysis of 50,000 iterations

The key inputs for the Monte Carlo simulation as of December 31, 2024, were as follows:

Net cash settlement and down round key valuation inputs - warrants*
Annualized volatility	57.50% - 97.14%
Risk-free interest rate	4.25 - 4.38%
Quoted VWAP	$0.82
Exercise price	0.48 - 1.40
Probability assessment[1]	10% - 40%
Illiquidity discount	(26)%
Time period (years)	2.03 - 4.84

[1]	Probability assessments include the probabilities that subsequent successful capital raises (in terms of amounts raised and timing) are not executed and the probability that the securities issuable under the convertible bridge notes are not timely registered.

*	Based on a Monte Carlo simulation analysis of 50,000 iterations.

The following table summarizes the changes in the derivative liabilities:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Warrants	Alto Acceleration Feature
Balance - December 31, 2024	$25,281	$—
Addition of new derivatives	—	—
Gain on change in fair value	(2,643)	—
Balance - March 31, 2025	$22,638	$—

Balance - December 31, 2023	$410,660	$3,852
Gain on change in fair value	(196,045)	(1,817)
Balance - March 31, 2024	$214,615	$2,035

Note 8 – Commitments and Contingencies

On December 16, 2024, the Company entered into a sponsored research agreement (the “Sponsored Research Agreement”) with the Regents of the University of California, on behalf of its San Francisco campus (the “UCSF”), pursuant to which UCSF’s employees will conduct research on a project entitled “Investigation of 18F-fluorodeboronation method for PSMA targeting ligand radiolabeling and evaluation in prostate cancer models” (the “Research Program”). Under the terms of the Sponsored Research Agreement, the Company will bear the total cost of $0.3 million of the Research Program and has an exclusive license to the intellectual property underlying the research. This Sponsored Research Agreement will be effective for a period of one year and may be extended by written mutual consent of the parties. During the three months ended March 31, 2025, the Company made prepayments of $0.2 million and amortized $0.05 million of costs under the Sponsored Research Agreement.

In January 2025, the Company entered into a change order to its existing agreement with Theradex Systems, Inc., the Company’s primary third-party CRO, for purposes of supporting the Company’s clinical trials of Ropidoxuridine. Following the change order, the Company’s total cost limit increased by $3.0 million, for an aggregate of $5.3 million, of which $3.2 million has not yet been incurred.

In March 2025, the Company entered into a consulting services agreement (the “Consulting Agreement”) with Bowery Consulting Group Inc. (the “Consultant”). According to the Consulting Agreement, the Consultant will provide consulting services in connection with the Company’s business, advising on viability of plans for scaling activities, growth and capital raising strategies, and costs minimization associated with technological platform improvements and marketing spend. The Company agreed to pay the Consultant $260,000 for their services, of which the Company recognized less than $0.1 million during the three months ended March 31, 2025 related to the Consulting Agreement. The Company is not obligated to pay amounts under the Consulting Agreement until it regains full Nasdaq listing requirement.

On November 10, 2021, the Company entered into an engagement agreement (“EA”) with Boustead designating Boustead as its exclusive financial advisor for corporate finance activities and subsequently, on August 29, 2022, the Company entered into an underwriting agreement with Boustead in conjunction with the Company’s IPO. The EA contained an up to three year right of first refusal (“ROFR’) and the Underwriting Agreement, which overrode conflicting terms in the EA, contained a two year ROFR following the September 2, 2022 closing of the Company’s IPO. Further, Boustead also had a ROFR in conjunction with the Company’s terminated rights offering, which provided Boutead with a ROFR through February 7, 2025. Following the Company’s engagement agreement and underwriting agreement with WestPark Capital dated February 10, 2025 and March 13, 2025, respectively, Boustead asserted it has ROFR rights, demanding termination of WestPark’s engagement and claiming entitlement to compensation under the Boustead EA. As of the reporting date, there are no conditions indicating a loss has been incurred, nor does the Company believe a loss is probable and reasonably estimable, therefore no accrual for a potential loss has been recorded.

Note 9 – Business Segment Information

The Company operates as one operating segment with a focus on products designed to address the limitations of current cancer therapies and extend new applications of radiation therapy. The CEO, as our chief operating decision maker (CODM), manages and allocates resources to the operations of the Company on a consolidated basis, considering primarily research and development expenditures, cash burn and net loss. This enables the CEO to assess our overall level of available resources and determine how best to deploy these resources across products and research and development projects in line with the longer-term Company-wide strategic goals. During the three months ended March 31, 2025, the Company appointed an Interim CEO, who assumed the role of CODM. This appointment did not result in any immediate changes to the reporting metrics that the CODM uses to manage and allocate resources to the operations of the Company. Our former CEO continues to chair the Company’s Board of Directors and serve in a corporate role as Chief Scientific Officer.

The accounting policies of our reportable segment are the same as those described in the “Summary of Significant Accounting Policies” for the Company. All costs, research and development expenses, general and administrative expenses, other operating expenses, interest expense, depreciation, corporate overhead assets (workforce, intellectual property, etc.) are fully allocated to the Company’s one segment. Significant segment expenses include payroll and costs incurred for the Company’s primary third-party contract research organization (“CRO”). During the three months ended March 31, 2025 and 2024, the Company incurred payroll expenses classified in our unaudited condensed consolidated statements of operations as research and development of $0.3 million and $0.3 million, respectively. During the three months ended March 31, 2025 and 2024, the Company incurred payroll expenses classified in our unaudited condensed consolidated statements of operations as general and administrative of $0.2 million and $0.1 million. During the three months ended March 31, 2025, the Company incurred third-party CRO expenses of $0.8 million and $0.2 million, respectively, all of which is classified in our unaudited condensed consolidated statements of operations as research and development. All other operating expenses in our unaudited condensed consolidated statements of operations are characterized as other segment expenses which, after factoring in other income and expenses, reconcile to net loss for each period. The Company’s reportable segment’s profit or loss, assets, significant expenses and other specified items are consistent with the financial information disclosed in our unaudited condensed consolidated financial statements. See the unaudited condensed consolidated financial statements for the financial information of the Company’s one segment.

Note 10 – Subsequent Events

On April 3, 2025, the Company, entered into a consulting agreement (the “Consulting Agreement”) with IR Agency LLC (the “IR Agency”). Pursuant to the Consulting Agreement, IR Agency agrees to provide certain marketing and advertising services to communicate information about the Company to the financial community (the “Services”), including, but not limited to, creating company profiles, media distribution and building a digital community with respect to the Company. As consideration for the performance of the Services, the Company paid IR Agency $2.0 million on April 5, 2025. The term of the Consulting Agreement will be three months starting on April 3, 2025.

On April 4, 2025, the Company received a conversion request related to the Convertible Bridge Notes. As a result, the Company issued 175,000 shares of common stock with a fair value of $77,525.

Through May 8, 2025, holders exercised prefunded warrants, resulting in the issuance of 4,426,000 shares of common stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Result of Operations (the “MD&A”) should be read in conjunction with our unaudited financial statements and the related notes thereto included elsewhere in this Quarterly Report and our financial statement and related notes contained in our annual report on Form 10-K for the fiscal year ended December 31, 2024. The MD&A contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations, and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future-tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements in this report. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors including, but not limited to, those noted under “Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2024.

We do not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this report, except as required by U.S. federal securities laws.

Overview

Founded by Georgetown University Medical School faculty members, Shuttle Pharmaceuticals Holdings, Inc. is a discovery and development stage pharmaceutical company leveraging our proprietary technology to develop novel therapies that are designed to cure cancer. Originally formed as Shuttle Pharmaceuticals, LLC in 2012, our goal is to extend the benefits of cancer treatments by leveraging insights into cancer therapy with surgery, radiation therapy, chemotherapy and immunotherapy. While there are several therapies being developed with the goal of curing cancer, one of the most effective and proven approaches to this is radiation therapy (“RT”). We are developing a pipeline of products designed to address the limitations of the current standard of cancer therapies. We believe that our product candidates will enable us to deliver cancer treatments that are safer, more reliable and at a greater scale than that of the current standard of care.

Operations to date have focused on continuing our research and development efforts to advance Ropidoxuridine clinical testing and improved drug formulation, to advance HDAC6 inhibitor (SP-2-225) preclinical development and explore the application of the PC-RAD Test, predictive biomarkers of radiation response. The clinical development of Ropidoxuridine has included completion of a Phase I clinical trial to establish drug bioavailability and a maximum tolerated dose for use in Phase II clinical trials. TCG GreenChem, with whom we have contracted for process research, development and cGMP compliant manufacture of IPdR, has manufactured the API of Ropidoxuridine and the University of Iowa Pharmaceuticals has formulated the drug product for use in our upcoming Phase II clinical trial in brain cancer patients undergoing radiation therapy. The drug product (capsules) were shipped to CRO Theradex Oncology and distributed to clinical trial sites that are fully approved to enroll patients in the trial. Shuttle received approval from the FDA to begin the clinical trial. The FDA thereafter made recommendations to expand the clinical trial to include a randomized dose “optimization” step and we agreed with the recommendation. Meetings with engaged clinical sites to review the protocol documents have occurred and FDA required IRB approvals have been received. With FDA recommended changes incorporated into the revised protocol and the completion of site initiation visits, we commenced our Phase II clinical study in October 2024. The Company’s radiation biomarker project and the health disparities project have been completed and we are proceeding with plans for clinical validation and potential for commercialization of Ropidoxuridine as a radiation sensitizer.

Nasdaq Listing Compliance

On December 31, 2024, we received a letter from the Nasdaq Listing Qualifications Staff of The Nasdaq Stock Market LLC (“Nasdaq”) stating that for the 30 consecutive business day period between November 15, 2024 to December 30, 2024 our common stock had failed to maintain a minimum closing bid price of $1.00 per share, as required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”). Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), we have a period of 180 calendar days, or until June 30, 2025 (the “Compliance Period”), to regain compliance with the Minimum Bid Price Requirement. To regain compliance, the closing bid price of our common stock must meet or exceed $1.00 per share for a minimum of 10 consecutive business days.

Because we have already completed a 1-for-8 reverse stock split in August 2024, under new Nasdaq rules, we will not be allowed an additional 180 day compliance period. As such, if we do not regain compliance with the Minimum Bid Price Requirement by June 30, 2025, we will be subject to delisting. As such, we are seeking stockholder approval to complete an additional reverse stock split at our upcoming Annual Meeting of Stockholders, scheduled to be held on May 9, 2025, in the event our stock does not begin trading above $1.00 per share in the interim.

If we cannot regain compliance during the Compliance Period, by reverse split or otherwise, Nasdaq will provide a notice that our common stock will be subject to delisting. At that time, we may appeal Nasdaq’s delisting determination to a Nasdaq Hearings Panel.

Nasdaq’s notice of noncompliance has no immediate effect on the listing of our common stock and our common stock will continue to be listed on The Nasdaq Capital Market under the symbol “SHPH.” There can be no assurance that we will regain compliance with the Minimum Bid Price Requirement or maintain compliance with any of the other Nasdaq continued listing requirements. We will continue to monitor the closing bid price of its common stock and may, if appropriate, consider available options to regain compliance with the Minimum Bid Price Requirement.

On September 10, 2024, we received a letter from Nasdaq, notifying us that we were no longer in compliance with the minimum stockholders’ equity requirement for continued listing on the Nasdaq Capital Market. Nasdaq Listing Rule 5550(b)(1) requires listed companies to maintain stockholders’ equity of at least $2.5 million. In our Quarterly Report on Form 10-Q for the period ended June 30, 2024, we reported stockholders’ equity of $0.8 million, which was below the minimum stockholders’ equity required for continued listing pursuant to Nasdaq Listing Rule 5550(b)(1). Nasdaq provided us with 45 calendar days, or until October 25, 2024, to submit a plan to regain compliance with the minimum stockholders’ equity standard. On October 15, 2024, we submitted a plan to Nasdaq to regain compliance and Nasdaq subsequently granted us up until March 10, 2025 to regain compliance.

Following the Company’s March 2025 $5.75 million equity financing, on March 14, 2025, Nasdaq acknowledged that we had regained compliance with the Listing Rule 5550(b)(1) but indicated that if we fail to evidence compliance upon filing our next periodic report for the period ended March 31, 2025, we may be subject to delisting. As evidenced herein, we continue to be in compliance with the Listing Rule 5550(b)(1). However, Nasdaq will continue to monitor our ongoing compliance with the Minimum Equity Requirement and, subject to a determination that we are not in compliance, we may be subject to delisting.

Results of Operations

Comparison of the three months ended March 31, 2025 and 2024

The following table summarizes the results of our operations:

	Three Months Ended
	March 31,
	2025	2024	Change	%
Revenue	$—	$—	$—	—
Operating expenses:
Research and development	1,573,928	586,104	987,824	169%
General and administrative	596,886	324,609	272,277	84%
Legal and professional	780,427	474,134	306,293	65%
Total operating expenses and loss of operations	2,951,241	1,384,847	1,566,394	113%

Other income (expense):
Interest expense - related parties	(5,395)	—	(5,395)	—%
Interest expense	(6,535)	(497,515)	490,980	(99)%
Interest income	—	21,453	(21,453)	(100)%
Change in fair value of derivative liabilities	2,643	197,862	(195,219)	(99)%
Change in fair value of convertible notes	(92,479)	—	(92,479)	—%
Gain on sale of marketable securities	—	4,037	(4,037)	(100)%
Change in fair value of marketable securities	—	(706)	706	(100)%
Loss on settlement of convertible debt	—	(71,315)	71,315	(100)%
Total other expense	(101,766)	(346,184)	244,418	(71)%
Net loss	$(3,053,007)	$(1,731,031)	$(1,321,976)	76%

Research and Development. Total research and development (“R&D”) expense was $1.6 million for the three months ended March 31, 2025, as compared to $0.6 million to the three months ended March 31, 2024. The increase in total R&D expense of $1.0 million, or 169%, is primarily related to the Company having completed production of the drug product and the start of work related to the initiation of trials including contract research organization (“CRO”) expenses, clinical trial sites, other regulatory activities.

R&D compensation related expenses were $0.6 million in the three months ended March 31, 2025 as compared to $0.3 million in the three months ended March 31, 2024. For the three months ended March 31, 2025, R&D compensation related expenses were 39% as a percent of total R&D expense, representing a decrease from the 56% of total R&D incurred in the three months ended March 31, 2024. Subcontractor expense made up 58% of total R&D expenses in the three months ended March 31, 2025 and 34% of total R&D expenses during the three months ended March 31, 2024.

General and Administrative Expenses. General and administrative expenses in the three months ended March 31, 2025 increased by $0.3 million, or 84%, from $0.3 million in the three months ended March 31, 2024 to $0.6 million in the three months ended March 31, 2025. The increase in general and administrative expenses was primarily due to costs associated with stock-based compensation of $0.1 million and marketing of $0.1 million for investor relations and other administrative costs.

Legal and Professional Expenses. During the three months ended March 31, 2025, legal and professional expenses increased by $0.3 million or 65% compared to the same period in 2024. The increase in legal and professional fees was primarily due to increases in legal costs associated with corporate matters and our accounting expenses related to our public filing requirements.

Other Income (expense). During the three months ended March 31, 2025, other expense decreased by $0.3 million or 73% compared to the same period in 2024. The decrease was primarily driven by a $0.5 million decrease in interest expense. The decrease was partially offset by a $0.2 million decrease in change in fair value of derivative liabilities.

Liquidity and Capital Resources

Our unaudited condensed consolidated financial statements are prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. We have incurred losses since inception and had a net loss of $3.0 million and no revenues generated during the three months ended March 31, 2025 and working capital of approximately $3.2 million as of March 31, 2025. We do not expect to generate positive cash flows from operating activities in the near future.

In January 2025, we entered into a change order to the existing agreement with Theradex Systems, Inc., our primary third-party CRO, for purposes of supporting our clinical trials of Ropidoxuridine. Following the change order, our total cost limit increased by $3.0 million, for an aggregate of $5.3 million, of which $2.4 million had not yet been incurred as of March 31, 2025.

In March 2025, we entered into a consulting services agreement (the “Bowery Consulting Agreement”) with Bowery Consulting Group Inc. (the “Consultant”). According to the Bowery Consulting Agreement, the Consultant will provide consulting services in connection with our business, advising on viability of plans for scaling activities, growth and capital raising strategies and cost minimization associated with technological platform improvements and marketing spend. We agreed to pay the Consultant $260,000 for their services. We are not obligated to pay amounts under the Bowery Consulting Agreement until we regain full Nasdaq listing requirement compliance.

In April 2025, we entered into a consulting agreement (the “IR Agency Consulting Agreement”) with IR Agency LLC (the “IR Agency”). Pursuant to the IR Agency Consulting Agreement, IR Agency agrees to provide certain marketing and advertising services to communicate information about us to the financial community (the “Services”), including, but not limited to, creating company profiles, media distribution and building a digital community with respect to us. As consideration for the performance of the Services, we paid IR Agency $2.0 million on April 5, 2025. The term of the IR Agency Consulting Agreement is three months commencing April 3, 2025.

Our ability to continue as a going concern is dependent upon our ability to continue to successfully raise additional equity or debt financing to allow us to fund ongoing operations, conduct clinical trials and bring a drug candidate to commercialization to generate revenues. These conditions raise substantial doubt about our ability to continue as a going concern within one year after the date that the unaudited condensed consolidated financial statements contained in this report are issued.

Recent Financings

On February 27, 2025, we entered into a Revolving Loan Agreement (the “Revolving Loan Agreement”) with certain lender identified on the signature page thereto. Pursuant to and under the terms of the Revolving Loan Agreement, we issued a revolving note dated February 28, 2025 in the principal amount of up to $2.0 million (the “Revolving Note”), which we may draw upon at our discretion from time to time through its maturity on February 28, 2026. The Revolving Note bears interest at the rate of 18% per annum calculated on the basis of a 360-day year, consisting of twelve 30 calendar day periods, and shall accrue interest daily commencing from the date of any draw down until paid in full.

On March 12, 2025, we consummated a public offering of an aggregate of (i) 1,340,921 shares of common stock, of the Company, at a public offering price of $0.30 per share and (ii) pre-funded warrants to purchase 17,825,746 shares of common stock at an exercise price of $0.001 per share, at a public offering price of $0.299 per pre-funded warrant (the “Offering”). The Offering closed on March 13, 2025. We received gross proceeds of approximately $5.7 million and net proceeds of approximately $5.0 million, reflecting approximately $0.7 million of legal costs and other expenses connected with the Offering.

Balance Sheet Data:

	March 31,	December 31,
	2025	2024	Change	%
Current assets	$4,959,397	$2,210,917	$2,748,480	124%
Current liabilities	1,782,177	1,533,769	248,408	16%
Working capital	$3,177,220	$677,148	$2,500,072	369%

As of March 31, 2025, total current assets were $5.0 million and total current liabilities were $1.8 million, resulting in working capital of $3.2 million. As of December 31, 2024, total current assets were $2.2 million and total current liabilities were $1.5 million, resulting in a working capital of $0.7 million. The Company’s current assets as of March 31, 2025 are comprised of $4.5 million of cash and cash equivalents and $0.4 million of prepaid expenses, with the increase from December 31, 2024 being primarily due to the March 2025 equity raise that provided $5.0 million in net cash.

In addition, we continued progress on our R&D programs during the three months ended March 31, 2025 that resulted in increased cash expenditures. The Company’s current liabilities as of March 31, 2025 are primarily comprised of $0.7 million of convertible notes payable, $0.9 million of accounts payable and accrued expenses, $0.1 million of notes payable to related parties, and the current portion of our operating lease liability of $0.1 million. The increase in current liabilities is primarily due to an increases in accounts payable and accrued expenses of $0.2 million, primarily attributable to our efforts to preserve cash while we strive to raise funds to finance ongoing business and operations.

Cash Flows

	Three Months Ended
	March 31,		Change	%
	2025	2024
Cash used in operating activities	$(2,526,924)	$(1,239,083)	$(1,287,841)	104%
Cash provided by investing activities	$—	$101,295	$(101,295)	100%
Cash provided by (used in) financing activities	$5,119,387	$(40,000)	$5,159,387	(12898)%
Cash and cash equivalents on hand	$4,512,607	$1,398,628	$3,113,979	223%

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

During the three months ended March 31, 2025, net cash used in operating activities of $2.5 million was primarily due to our net loss of $3.0 million, stock-based compensation of $0.5 million, change in fair value of convertible notes of $0.1 million, partially offset by the net change in operating assets and liabilities of $0.1 million.

During the three months ended March 31, 2024, net cash used in operating activities of $1.2 million was primarily due to our net loss of $1.7 million, increased by a gain on change in derivative liabilities of $0.2 million, offset by amortization of debt discount of $0.4 million, loss on settlement of convertible debt of less than $0.1 million, accrued interest settled with common stock of less than $0.1 million, stock-based compensation of $0.1 million and increased by a net change in working capital of $0.1 million.

Cash Flows from Investing Activities

For the three months ended March 31, 2025, the Company did not have investing activities. For the three months ended March 31, 2024, cash flows used in investing activities was primarily attributable to investing in trading marketable securities for $19 thousand and receiving $120 thousand in proceeds from disposition of marketable securities.

Cash Flows from Financing Activities

For the three months ended March 31, 2025, cash flows from financing activities was primarily comprised of net proceeds of $5.4 million, from the sale of common stock and pre-funded warrants, net of placement agent costs of $0.3 million, partially offset by $0.2 million payment of other issuance costs for issuance of common stock and equity-classified warrants, $0.1 million of payment for finance cost, and $0.1 million of repayment of note payable-related party used to finance the Company’s ongoing operations. For the three months ended March 31, 2024, the Company paid $40,000 related to financing activities.

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

Critical Accounting Policies and Significant Judgments and Estimates

This discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. While the significant accounting policies are described in more detail in the notes to the unaudited condensed consolidated financial statements included elsewhere in this report, we believe that the following accounting policies are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Our most critical accounting policies and estimates relate to the following:

●	Research and Development Expenses
●	Fair Value of Convertible Notes
●	Fair Value of Warrant to Purchase Common Stock
●	Fair Value of Derivative Financial Instruments

Research and Development Expense

Research and development expenses are expensed as incurred and, prior to our initial public offering in September 2022, have historically been offset by contract receivable payments from an NIH SBIR contract that has supported our scientific research. This is stated in the financials as research and development-net of contract expense reimbursements.

Fair Value of Convertible Notes

As permitted under ASC 825, Financial Instruments (“ASC 825”), we elected the fair value option to account for the October 2024 Convertible Bridge Notes. The valuation of the October 2024 Convertible Bridge Notes utilizes a Monte Carlo simulation model. Monte Carlo simulation models require the use of simulations that are weighted based on projected future stock prices, the volatility of a set of guideline companies and significant unobservable inputs including probabilities assigned to not achieving a successful capital raise and a registration of related securities. Each simulation is based on the range of inputs in a scenario with the mean of the output on each simulation calculated as an average.

The significant inputs and assumptions used to estimate the fair value also include: (i) the expected timing of conversion, (ii) the amount subject to equity conversion, (iii) the sum of the notes’ principal and unpaid accrued interest, (iv) expected volatility, (v) risk-free interest rate, (vi) the discount rate, (vii) volume-weighted average price (“VWAP”), (viii) illiquidity discounts, and (ix) probabilities assigned. The October 2024 Convertible Bridge Notes are subject to revaluation at the end of each reporting period, with changes in fair value recognized in the accompanying unaudited condensed consolidated statements of operations, or for changes due to our credit worthiness, if any, as a component of other comprehensive income.

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

For warrants that are determined to be equity-classified, we estimate the fair value at issuance and record the amounts to additional paid in capital (potentially on a relative fair value basis if issued in a basket transaction with other financial instruments). Warrants that are equity-classified are not subsequently remeasured unless modified or required to be reclassified as liabilities. For warrants that are determined to be liability-classified, we estimate the fair value at issuance and each subsequent reporting date, with changes in the fair value reported in the unaudited condensed consolidated statements of operations. The classification of all outstanding warrants, including whether such instruments should be recorded as equity, is evaluated at the end of each reporting period.

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

Fair Value of Financial Instruments

We evaluate our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, such as the Acceleration Option in the Alto warrants (as defined in Note 5). For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the unaudited condensed consolidated statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities are evaluated at the end of each reporting period.

For our derivative financial instruments classified as a liability, we use a Monte Carlo valuation model to value the derivative instruments at inception and on subsequent valuation dates. The model requires the use of simulations that are weighted based the volatility of a set of guideline companies and significant unobservable inputs including probabilities assigned. Each simulation is based on the range of inputs in a scenario with the mean of the output on each simulation calculated as an average. The Monte Carlo simulation uses an implied VWAP for valuation. The implied VWAP was backsolved by setting the summation of the parts (e.g., derivatives and debt without derivatives) equal to the cash proceeds and is updated each period.

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

As of March 31, 2025, our management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Such evaluation was carried out under the supervision of our Chief Executive Officer with the participation of our President and Chief Operating Officer, and our Chief Financial Officer, and our third-party financial service provider. Based on this evaluation, management concluded that our disclosure controls and procedures were, and continue to be, ineffective as of March 31, 2025. Based on the foregoing, our management concluded that our internal controls over the following financial reporting areas to be material weaknesses:

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

Remediation of Previously Disclosed Material Weaknesses

As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024, we identified material weaknesses in our internal controls over financial reporting for 1) significant unusual transactions, including complex accounting associated with debt and equity transactions and 2) certain technical aspects of financial reporting for stock-based compensation transactions. Our remediation efforts, including those noted above, were completed and the related controls were in place for a sufficient period of time to conclude that these material weaknesses were remediated as of March 31, 2025.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. Management will continue to monitor and evaluate the effectiveness of our internal controls and procedures over financial reporting on an ongoing basis and is committed to taking further action and implementing additional improvements as necessary.

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

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

During the quarter ended March 31, 2025, none of our directors or executive officers adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each item is defined Item 408(a) of Regulation S-K).

Item 6. Exhibits

The following exhibits are filed or furnished with this report:

Exhibit No.	Description of Exhibit
10.1	Form of Pre-Funded Warrants (incorporated by reference to Exhibit 4.9 to the Registration Statement on Form S-1/A (File No. 333-284889) filed on March 5, 2025).
10.2	Amendment Agreement, dated February 26, 2025, between Shuttle Pharmaceuticals Holdings, Inc. and Alto Opportunity Master Fund, SPC – Segregated Master Portfolio B (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed February 27, 2025).
10.3	Revolving Loan Agreement, dated February 28, 2025, between Shuttle Pharmaceuticals Holdings, Inc. and Bowery Consulting Group Inc. (incorporated by reference to the Current Report on Form 8-K filed on February 28, 2025).
10.4	Revolving Note, dated February 28, 2025, between Shuttle Pharmaceuticals Holdings, Inc. and Bowery Consulting Group Inc. (incorporated by reference to Current Report on Form 8-K filed on February 28, 2025).
10.5	Employment Agreement, dated March 11, 2025, between Shuttle Pharmaceuticals Holdings, Inc. and Christopher Cooper (incorporated by reference to Exhibit 10. 1 to the Current Report on Form 8-K filed on March 12, 2025).
10.6	Form of Employment Agreement, dated March 31, 2025, between Shuttle Pharmaceuticals holdings, Inc. and Anatoly Dritschilo (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 31, 2025).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	Inline XBRL Document Set for the financial statements and accompanying notes in Part I, Item 1, of this Quarterly Report on Form 10-Q.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

**Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHUTTLE PHARMACEUTICALS HOLDINGS, INC.

May 8, 2025	By:	/s/ Chris Cooper
Chris Cooper
Interim Chief Executive Officer
(Principal Executive Officer)

May 8, 2025	By:	/s/ Timothy J. Lorber
Timothy J. Lorber Chief Financial Officer
(Principal Financial and Accounting Officer)

