Form 10-Q
period 2025-06-30
Shuttle Pharmaceuticals Holdings, Inc.
filed 2025-08-13
CIK 1757499

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report PURSUANT TO Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2025

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

The number of shares outstanding of the registrant’s common stock on August 11, 2025 was 1,070,773.

Shuttle Pharmaceuticals Holdings, Inc.

Shuttle Pharmaceuticals Holdings, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30,2025	December 31,2024
Assets
Current assets
Cash and cash equivalents	$4,817,672	$1,920,144
Prepaid expenses	374,245	290,773
Total current assets	5,191,917	2,210,917

Property and equipment, net	19,335	19,364
Deferred financing costs	48,487	—
Operating lease right-of-use asset	244,690	276,009
Total Assets	5,504,429	2,506,290

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$1,174,374	$596,600
Accrued interest payable - related parties	590	1,785
Notes payable to related parties	65,326	190,270
Convertible notes payable, net - fair value option, related parties	127,689	206,085
Convertible notes payable, net - fair value option	252,938	478,120
Operating lease liability	71,869	60,909
Total current liabilities	1,692,786	1,533,769

Derivative liability	10,965	25,281
Operating lease liability non-current	195,159	238,088
Total Liabilities	1,898,910	1,797,138

Commitments and contingencies (Note 8)

Stockholders’ Equity
Series A Convertible Preferred Stock, $0.00001 par value; $1,000 per share liquidation value; 800,000 shares authorized; no shares outstanding	—	—
Common stock, $0.00001 par value; 100,000,000 shares authorized; 1,070,773 shares issued and outstanding at June 30, 2025; 163,093 shares issued and outstanding at December 31, 2024	11	2
Additional paid in capital	44,943,081	35,287,251
Accumulated deficit	(41,337,573)	(34,578,101)
Total Stockholders’ Equity	3,605,519	709,152
Total Liabilities and Stockholders’ Equity	$5,504,429	$2,506,290

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Shuttle Pharmaceuticals Holdings, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Revenue	$—	$—	$—	$—

Operating expenses
Research and development	1,025,547	645,719	2,599,475	1,231,823
General and administrative	2,346,323	310,038	2,943,209	634,647
Legal and professional	538,536	526,877	1,318,963	1,001,011
Total operating expenses	3,910,406	1,482,634	6,861,647	2,867,481

Net loss from operations	(3,910,406)	(1,482,634)	(6,861,647)	(2,867,481)

Other income (expense)
Interest expense - related parties	(2,614)	—	(8,009)	—
Interest expense	(19,129)	(430,685)	(25,664)	(928,200)
Interest income	81	14,158	81	35,611
Change in fair value of derivative liabilities	11,673	(143,773)	14,316	54,089
Change in fair value of convertible notes	213,930	—	121,451	—
Gain on sale of marketable securities	—	39,683	—	43,720
Change in fair value of marketable securities	—	(27,964)	—	(28,670)
Loss on settlement of convertible debt	—	—	—	(71,315)
Total other income (expense)	203,941	(548,581)	102,175	(894,765)

Net loss	(3,706,465)	(2,031,215)	(6,759,472)	(3,762,246)

Weighted average common shares outstanding - basic and diluted	1,126,054	84,197	766,021	83,636
Net loss per shares - basic and diluted	$(3.29)	$(24.12)	$(8.82)	$(44.98)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Shuttle Pharmaceuticals Holdings, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

For the Six Months Ended June 30, 2025

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2024	163,093	$2	$35,287,251	$(34,578,101)	$709,152
Common stock issued for restricted stock units	33,609	—	—	—	—
Issuance of common stock and pre-funded warrants, net of issuance costs of $693,600	53,637	1	5,038,573	—	5,038,574
Partial conversion of convertible note at fair value	5,000	—	53,500	—	53,500
Stock-based compensation	—	—	537,046	—	537,046
Net loss	—	—	—	(3,053,007)	(3,053,007)
Balance at March 31, 2025	255,339	3	40,916,370	(37,631,108)	3,285,265
Common stock issued for restricted stock units	404	—	—	—	—
Issuance of common stock and pre-funded warrants, net of issuance costs of $357,987	21,924	—	3,891,964	—	3,891,964
Partial conversion of convertible note at fair value	7,000	—	68,250	—	68,250
Exercise of pre-funded warrants	786,070	8	19,644	—	19,652
Common stock issued for reverse stock split fractional share round up	36	—	—	—	—
Stock-based compensation	—	—	46,853	—	46,853
Net loss	—	—	—	(3,706,465)	(3,706,465)
Balance at June 30, 2025	1,070,773	11	44,943,081	(41,337,573)	3,605,519

For the Six Months Ended June 30, 2024

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2023	80,348	1	29,489,074	(25,433,304)	4,055,790
Common stock issued for conversion of accrued interest and principal	3,128	—	325,298	—	325,299
Common stock issued for restricted stock units	625	—	—	—	—
Stock-based compensation	—	—	111,449	—	111,449
Net loss	—	—	—	(1,731,031)	(1,731,031)
Balance at March 31, 2024	84,101	1	29,925,821	(27,164,335)	801,454
Common stock issued for restricted stock units	149	—	—	—	—
Stock-based compensation	—	—	71,162	—	71,162
Net loss	—	—	—	(2,031,215)	(2,031,215)
Balance at June 30, 2024	84,250	21	29,996,983	(29,195,550)	801,454

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Shuttle Pharmaceuticals Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,759,472)	$(3,762,246)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	29	2,874
Change in fair value of derivative liabilities	(14,316)	(54,089)
Amortization of debt discount and finance fees	29,927	832,014
Gain on marketable securities	—	(43,720)
Change in fair value of marketable securities	—	28,670
Accrued interest settled with common stock	—	18,783
Loss on settlement of convertible debt	—	71,315
Stock-based compensation	583,899	182,611
Interest payments on convertible notes accounted for at fair value	(60,377)	—
Change in fair value of convertible notes	(121,451)	—
Changes in operating assets and liabilities:
Accrued interest income	—	7,675
Prepaid expenses	(83,472)	(25,045)
Accounts payable and accrued expenses	545,099	82,031
Accounts payable and accrued expenses - related parties	—	(446)
Accrued interest payable	—	20,445
Accrued interest payable - related parties	(1,195)	—
Change in operating lease asset and liabilities	(650)	703
Net cash used in operating activities	(5,881,979)	(2,638,425)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in marketable securities	—	(35,982)
Proceeds from disposition of marketable securities	—	1,295,252
Net cash provided by investing activities	—	1,259,270

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of note payable-related party	(124,944)	—
Proceeds from issuance of common stock and pre-funded warrants, net of placement agent costs of $322,501	5,409,673	—
Proceeds from issuance of common stock and pre-funded warrants, net of placement agent costs of $170,000	4,080,000	—
Payment of other issuance costs for issuance of common stock and equity-classified warrants	(526,460)	—
Proceeds from exercise of pre-funded warrants	19,652	—
Payment for finance costs	(78,414)	—
Payment of convertible note payable	—	(501,667)
Net cash provided by (used in) financing activities	8,779,507	(501,667)

Net change in cash and cash equivalents	2,897,528	(1,880,822)
Cash and cash equivalents, beginning of period	1,920,144	2,576,416
Cash and cash equivalents, end of period	$4,817,672	$695,594

Cash paid for:
Interest	$36,153	$56,958
Income taxes	$—	$—

Supplemental non-cash financing activities:
Issuance costs in accounts payable and accrued expenses	$32,675	$—
Conversion of convertible notes accounted for at fair value	$121,750	$—
Common stock issued for settlement of debt	$—	$325,298

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Note 1 – Organization and Liquidity

Organization and Line of Business

Shuttle Pharmaceuticals Holdings, Inc. (“we,” “us,” “our,” or the “Company”) was originally formed as Shuttle Pharmaceuticals, LLC in the State of Maryland on December 18, 2012. On August 12, 2016, the Company filed articles of conversion with the State of Maryland to convert from an LLC to a C corporation, at which time the Company changed its name to Shuttle Pharmaceuticals, Inc. (“Shuttle”). In connection with the conversion, the Company issued 225,000 shares of common stock in exchange for 100% of the outstanding membership interests in Shuttle prior to conversion. On June 4, 2018, Shuttle completed a reverse merger with Shuttle Pharmaceuticals Holdings, Inc. (then known as Shuttle Pharma Acquisition Corp, Inc.), a Delaware corporation, pursuant to which Shuttle, our operating entity, became a wholly-owned subsidiary of the Company. Shuttle Diagnostics, Inc, a subsidiary of the Company, was formed in the State of Maryland on November 14, 2023.

The Company’s primary purpose is to develop and commercialize unique drugs for the sensitization of cancers and protection of normal tissues, with the goal of improving outcomes for cancer patients receiving radiation therapy. Shuttle has deployed its proprietary technology to develop novel cancer immunotherapies, producing a pipeline of selective HDAC inhibitors for cancer and immunotherapy applications. The Company’s HDAC platform is designed to target candidate molecules with potential roles in therapeutics beyond cancer, including autoimmune, inflammatory, metabolic, neurological and infectious diseases. The Company’s Ropidoxuridine product candidate, which is used with radiation therapy to sensitize cancer cells, was initially funded by a Small Business Innovation Research (“SBIR”) contract provided by the National Cancer Institute (“NCI”), a unit of the National Institutes of Health (“NIH”). Ropidoxuridine has been further developed through the Company’s collaborations with scientists at the University of Virginia for use in combination with proton therapy to improve patient survival. Historically, and prior to the Company’s initial public offering in September 2022, the Company had obtained funding to develop products through NIH grants, including a product to predict late effects of radiation with metabolite biomarkers and develop prostate cancer cell lines in health disparities research.

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

Liquidity and Going Concern

Our unaudited condensed consolidated financial statements are prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred losses since inception and had a net loss of approximately $6.8 million and no revenues for the six months ended June 30, 2025 and working capital of approximately $3.5 million as of June 30, 2025. The Company does not expect to generate positive cash flows from operating activities in the near future.

In February 2025, the Company issued a revolving note in the principal amount of up to $2,000,000, which the Company may draw upon at its discretion from time to time. In March 2025, the Company completed an equity raise that provided $5.0 million net cash proceeds for the issuance of 53,637 shares and 713,030 pre-funded warrants. In June 2025, the Company completed a private placement equity raise that provided $3.9 million net cash proceeds for the issuance of 21,924 shares and 1,158,953 pre-funded warrants. However, the Company’s existing cash resources, the cash received from the equity offering, and financing available under the revolving note are not expected to provide sufficient funds to carry out the Company’s operations and clinical trials through the next twelve months.

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

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all of the adjustments necessary to present the financial position of the Company as of June 30, 2025 and the results of operations and cash flows for the periods presented. The accompanying condensed consolidated financial statements of the Company have not been audited by the Company’s independent registered public accounting firm, except that the year-end consolidated balance sheet was derived from audited financial statements. The results of operations for the six months ended June 30, 2025 are not necessarily indicative of the operating results for the full fiscal year or any future period.

Reverse Stock Split

On August 13, 2024, in order to meet Nasdaq’s minimum bid price requirement of $1.00 per share (the “Minimum Bid Price Requirement”), the Company effectuated a 1-for-8 reverse stock split of its issued and outstanding common stock, rounding up to account for any fractional shares (the “August 2024 Reverse Stock Split”). The Reverse Stock Split had no effect on the Company’s authorized shares of common stock or preferred stock and the par value will remain unchanged at $0.00001, respectively.

On June 16, 2025, in order to meet the Minimum Bid Price Requirement again, the Company effectuated a 1-for-25 reverse stock split of its issued and outstanding common stock, rounding up to account for any fractional shares ( the “June 2025 Reverse Stock Split”, collectively with the August 2024 Reverse Stock Split, the “Reverse Stock Splits”). The Reverse Stock Splits had no effect on the Company’s authorized shares of common stock or preferred stock and the par value will remain unchanged at $0.00001, respectively. All common stock share, option, warrant and per share amounts (except our authorized but unissued shares and previously reserved shares) have been retroactively adjusted in these unaudited condensed consolidated financial statements and related disclosures.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in bank accounts and money market funds with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. As of June 30, 2025 and December 31, 2024, cash and cash equivalents consisted of the following:

	June 30,2025	December 31,2024
Cash	$4,742,472	$1,918,941
Money market funds	75,200	1,203
	$4,817,672	$1,920,144

Periodically, the Company may carry cash balances at financial institutions in excess of the federally insured limit of $250,000 per institution. The amount in excess of the FDIC insurance as of June 30, 2025 was approximately $4.6 million. The Company has not experienced losses on these accounts and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant.

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

Set out below are the Company’s financial instruments that are required to be remeasured at fair value on a recurring basis and their fair value hierarchy as of June 30, 2025 and December 31, 2024:

June 30, 2025	Level 1	Level 2	Level 3	Carrying Value
Liabilities
Derivative Liability - Warrants	$—	$—	$10,965	$10,965
Convertible Note	—	—	380,627	380,627
Total Liabilities	$—	$—	$391,592	$391,592

December 31, 2024	Level 1	Level 2	Level 3	Carrying Value
Liabilities
Derivative Liability - Warrants	$—	$—	$25,281	$25,281
Convertible Note	—	—	684,205	684,205
Total Liabilities	$—	$—	$709,486	$709,486

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

For convertible notes for which the fair value option is not elected, the Company evaluates the convertible notes for embedded features and bifurcates these features (such as conversion options and redemption options) from their host instruments and accounts for them as free standing derivative financial instruments if certain criteria are met. The criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. All of the Company’s convertible bridge notes as of June 30, 2025 had elected the fair value option at the initial transaction date.

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

Research and Development Expenses

Research and development expenses are charged to expense as incurred. Research and development expenses include, but are not limited to, product development, clinical and regulatory expenses, payroll and other personnel expenses, which include a certain portion of the Company’s former chief executive officer (prior to his transition to chief scientific officer), chief operating officer, vice president regulatory (formerly the chief financial officer) and directors’ compensation. Both the chief scientific officer and the vice president regulatory resigned in May and June 2025, respectively. For the three and six months ended June 30, 2025 and 2024, a portion of personnel-related expenses and stock-based compensation expense for these individuals totaling $0.4 million and $1.2 million and $0.1 million and $0.3 million, respectively, was included within research and development due to their active involvement in the research and development activities, materials, supplies, related subcontract expenses, and consulting costs.

Regarding the accounting treatment for reimbursements, GAAP provides limited guidance on the accounting for government grants received by for-profit companies. In accordance with ASC Topic 832, Government Assistance, as adopted January 1, 2022, the Company discloses certain types of government assistance received in the notes to the unaudited condensed consolidated financial statements that includes: a) the nature of the transaction including the nature of the assistance being given, b) the accounting policies being used to account for the transaction and c) other provisions of relevance, where required. Depending on the type of grant or contract, the Company understands there is more than one acceptable alternative for the accounting treatment – a reduction of costs, a deferred credit to be amortized, revenue or other income. The Company has concluded that reimbursements received for R&D expenses incurred are more akin to a reduction of costs and applies reimbursements against incurred research costs. For the three months ended June 30, 2025 and 2024, the Company recorded $1.0 million and $0.6 million, respectively, in research and development expenses. For the six months ended June 30, 2025 and 2024, the Company recorded and $2.6 million and $1.2 million, respectively, in research and development expenses.

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

Net Loss Per Common Stock

Net loss per share of common stock requires presentation of basic and diluted earnings per common share on the face of the unaudited condensed consolidated statements of operations for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic earnings per share computation to diluted earnings per share.

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

Given the nominal exercise price of the Company’s issuance of Pre-Funded Warrants (as defined in Note 6), such Pre-Funded Warrants are included in the calculation of basic and diluted net loss per share as the exercise price per warrant is deemed nonsubstantive when compared to the fair value of the underlying common shares. The 1,158,953 unexercised pre-funded warrants as of June 30, 2025 were included in the Company’s calculation of basic and diluted loss per share.

For the six months ended June 30, 2025 and 2024, the following common stock equivalents were excluded from the computation of diluted net loss per share as the result of the computation was anti-dilutive.

	June 30,2025	June 30,2024
Convertible notes (Note 5)	109,967	3,230
Warrants (Note 7)	138,582	7,360
Restricted stock units (Note 7)	31,442	2,354
	279,991	12,944

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The guidance is effective for the Company’s fiscal years beginning after December 15, 2024. The Company will reflect any impact of adoption in its SEC Form 10-K for the annual period ending December 31, 2025 and does not expect any material impact on its consolidated financial statements.

On November 4, 2024, the FASB issued ASU 2024-03, “Disaggregation of Income Statement Expenses (“DISE”),” which requires disaggregated disclosure of income statement expenses for public business entities. The ASU does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the notes to the financial statements. ASU 2024-03 is effective for all public business entities for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the potential impact that this standard may have on its condensed consolidated financial statements and related disclosures.

There have been no other recent accounting pronouncements, changes in accounting pronouncements or recently adopted accounting guidance that are of significance or potential significance to the Company.

Note 3 - Leases

Operating lease right-of-use (“ROU”) assets and liabilities are recognized at the present value of the future lease payments as of the lease commencement date. Operating lease expense is recognized on a straight-line basis over the lease term.

The Company currently has a lease agreement which allows for the use of a laboratory facility, entered into on February 16, 2023, with base rent of $7,206 per month for a period of 64 months, which increases at the rate of 3% per year, that commenced June 1, 2023. The lease included a six-month 50% rent abatement upon commencement. Additional common area maintenance (“CAM”) fees are charged monthly and revised annually. In addition to monthly base rent, the Company pays monthly CAM fees, which are being expensed as incurred. An irrevocable letter of credit (“LOC”) for the security deposit of $43,234 and base rent of $3,891, including 50% abatement, and $3,315 of CAM cost, was due and paid on execution of the lease agreement. Alexandria Real Estate (ARE-QRS-CORP) is the beneficiary of the LOC. The current LOC expires on March 1, 2026.

The following summarizes the right-of use asset and lease information for the Company’s operating leases:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Operating lease cost	$22,947	$22,947	$45,894	$45,894
Variable lease cost	9,052	9,937	19,930	20,377
Sublease income	—	(2,163)	—	(4,326)
Total lease cost	$31,999	$30,721	$65,824	$61,945

Other information:
Cash paid for operating cash flows for operating leases	$23,388	$22,707	46,544	45,189

	June 30,2025	December 31,2024
Weighted-average remaining lease term - operating leases (year)	3.18	4.18
Weighted-average discount rate - operating leases	10.48%	10.48%

Future non-cancelable minimum lease payments under the operating lease liability as of June 30, 2025, are as follows:

Years ended December 31,
2025 (excluding the six months ended June 30, 2025)	$47,702
2026	97,074
2027	99,986
2028	68,236
2029 and thereafter	—
Total future minimum lease payments	312,998
Less: imputed interest	(45,970)
Present value of payments	$267,028

Note 4 – Notes Payable-Related Party

On October 14, 2024, as part of the senior convertible note offering described in Note 5, the Company entered into a loan with an officer of the Company in the amount of $250,000 (principal) with an interest rate of 14.5% per annum due October 13, 2025, and warrants to purchase 4,016 shares of common stock at an exercise price of $35.00 per share. As of June 30, 2025, there was outstanding principal and interest balances for these related party notes of $250,000 and $7,753, respectively. Under the fair value option, the senior convertible note is $127,689 as of June 30, 2025.

On September 4, 2024, the Company issued a $250,000 promissory note (the “Promissory Note”) to an officer of the Company for $250,000. The Promissory Note accrues interest at 12% per annum and is repayable in 12 substantially equal installments over a period of one year. During the three and six months ended June 30, 2025 the Company incurred $2,614 and $8,009 in interest expense relating to this Promissory Note. For the three and six months ended June 30, 2025, the Company repaid principal of $63,405 and $124,944, respectively. For the three and six months ended June 30, 2025, the Company paid interest of $3,232 and $8,329, respectively. The principal balance of the Promissory Note as of June 30, 2025 and December 31, 2024 was $65,326 and $190,270, respectively.

Note 5 - Convertible Notes and Loan Agreement

Revolving Note Agreement

On February 27, 2025, the Company entered into a Revolving Loan Agreement with a lender. Pursuant to the Revolving Loan Agreement, the Company issued a revolving note dated February 28, 2025 in the principal amount of up to $2,000,000 (the “Revolving Note”), which the Company may draw upon at its discretion from time to time through its maturity on February 28, 2026.

The Revolving Note bears interest at the rate of 18% per annum calculated on the basis of a 360-day year, consisting of twelve 30 calendar day periods, and shall accrue interest daily commencing from the date of any draw down until paid in full on the maturity date. The Company recognized deferred loan costs of approximately $78,000 in relation to the closing of the Revolving Loan Agreement as an asset on the unaudited condensed consolidated balance sheet. These deferred loan costs are being amortized to interest expense on a straight-line basis to the maturity of the Revolving Loan Agreement. During the three and six months ended June 30, 2025, the Company recognized $23,392 and $29,928 in interest expense related to the amortization of these deferred loan costs, respectively.

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

As of June 30, 2025, the Company has not yet drawn on the Revolving Note and no balances are outstanding.

2024 Convertible Bridge Notes

During October 2024, the Company completed a senior convertible note offering in two closings, as further described below.

On October 14, 2024, the Company issued an aggregate of $600,000 (of an up to $1.3 million authorized financing) senior secured convertible notes due in October 2025, which accrue interest at 14.5% interest per year. The notes include a 5% original issue discount and the Company received $570,000 in proceeds. The notes are optionally convertible by each holder at a 10% premium beginning three months after the date of issuance, and the conversion price will be the 5-day volume-weighted average price (“VWAP”) immediately prior to closing unless re-set (one-time only) by a lower price of an offering entered into by the Company during the term of the notes. The Company has the option to prepay the notes at any time for 107% of total outstanding balance and any outstanding principal will be paid in conversion of shares of common stock at a 15% discount at the end of the term, subject to the Company’s exercise of the optional prepayment right. Any accrued interest will be repaid quarterly in cash. The Company also issued warrants to the lenders to purchase an aggregate 9,639 shares of common stock, exercisable at $35.00 per share, with such warrants expiring five years from issuance. In addition, the Company’s former Chief Executive Officer and Chief Scientific Officer, Dr. Anatoly Dritschilo, invested a total of $237,500 in this financing round, in exchange for a $250,000 convertible note.

As part of the same offering, on October 21, 2024, the Company issued an additional $231,579 in senior secured convertible notes due in October 2025, with substantially similar terms as the October 14, 2024, issuance. The notes include a 5% original issue discount and the Company received $220,000 in proceeds. The Company also issued warrants to the lenders to purchase an aggregate 3,543 shares of common stock, exercisable at $37.25 per share, with such warrants expiring five years from issuance. Upon completing this issuance, the Company closed the senior secured convertible note offering after receiving a total of $790,000 in proceeds.

After analyzing the terms of the senior convertible notes (“Convertible Bridge Notes”) and its embedded features, the Company elected to account for the Convertible Bridge Notes at fair value under the allowable fair value option election. As such, the Company initially recognized the Convertible Bridge Notes at their fair value and subsequently measures the notes at fair value with changes in fair value recorded in current period earnings (or other comprehensive income, if specific to Company credit risk). The Company initially recorded the Convertible Bridge Notes at their estimated issuance date fair value of $806,758. As the fair value of the Convertible Bridge Notes exceeded the proceeds received, the Company recorded a loss on issuance of convertible notes of $16,758. The proceeds were allocated in full to the Convertible Bridge Notes recorded at fair value. The warrants issued in connection with the Convertible Bridge Notes were deemed to be equity instruments. In addition, the Company allocated the issuance costs incurred to these instruments to the Convertible Bridge Notes and, as such, expensed $107,491 in issuance costs, including $41,579 of original issue discount on the Convertible Bridge Notes.

The Company used a Monte Carlo simulation model to calculate the fair value of the Convertible Bridge Notes. The Convertible Bridge Notes were classified within Level 3 of the fair value hierarchy at the initial measurement date, due to the use of unobservable inputs. The key inputs into the model for the Convertible Bridge Note were as follows:

	June 30, 2025	December 31, 2024
Risk-free interest rate	4.41%	4.16%
Expected term (years)	0.30	0.83
Quoted VWAP	$3.74	$20.50
Volatility	65.79% - 95.34%	57.50% - 97.14%
Discount rate	40% - 60%	40% - 60%
Probability assessment[1]	5% - 10%	10% - 40%
Illiquidity discount	(12)%	(26)%

(1)	Probability assessments include the probabilities that subsequent successful capital raises (in terms of amounts raised and timing) are not executed and the probability that the securities issuable under the convertible bridge notes are not timely registered.

The following table summarizes the changes in the carrying value of the Convertible Bridge Notes:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance - December 31, 2024	$684,205
Conversion of Convertible Bridge Note (at fair value)	(121,750)
Payments of coupon interest	(60,377)
Gain on change in fair value	(121,451)
Balance - June 30, 2025	$380,627

Upon mandatory conversion of the current outstanding principal of the notes at their maturity, 117,084 shares of common stock would be issuable.

Alto Opportunity Master Fund, SPC

On January 11, 2023, the Company entered into a securities purchase agreement (the “SPA”) with Alto Opportunity Master Fund, SPC – Segregated Master Portfolio B, a Cayman entity (the “Investor”), pursuant to which the Company sold to the Investor a $4,300,000 convertible note (the “Alto Convertible Note”) and warrant (the “Alto Warrant”) to purchase 5,091 shares of common stock, exercisable at $470.00 per share, for gross proceeds of $3,935,000 (the “Investment Amount”) (See Note 6). As a consequence of the Company issuing the Convertible Bridge Notes, and then subsequently completing the Equity Financings in March 2025 and June 2025, the exercise price of the Alto Warrant was adjusted to $3.38. The Company determined that the Alto Warrant contains a net cash settlement feature at inception and categorized the Alto Warrant as a liability in the accompanying unaudited condensed consolidated financial statements. The Alto Convertible Note was amortized on a monthly basis and the Company could make such monthly amortization payments in cash or, subject to certain equity conditions, in registered shares of common stock or a combination thereof. Installments could be deferred by the noteholder, resulting in a variable interest rate. However, the effective interest rate was approximately 346% based on the internal rate of return calculated on a series of cash flows that occur at regular intervals. For equity repayment, the Alto Convertible Note was convertible into shares of common stock at a price per share equal to the lower of (i) $470.00 per share, as adjusted, (ii) 90% of the three lowest daily VWAPs of the 15 trading days prior to the payment date, or (iii) 90% of the VWAP of the trading day prior to payment date. The noteholder had an acceleration of installment amount conversion option (the “Alto Acceleration Option”), whereby the noteholder, with certain share percentage limitations, could convert to common stock any outstanding installment amount at an amount equal to the installment amount plus five times (5x) the installment amount at any time. The Company determined the Alto Acceleration Option was an embedded derivative within the host instrument and bifurcated it from the host instrument and recorded it as a derivative liability valued at $1,442,000 at inception, using a Monte Carlo simulation model (Note 7). The Alto Convertible Note was repayable over 26 months and bore interest at the rate of 5% per annum. Additionally, the note contained certain redemption options and “Make Whole” provisions.

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

Boustead Securities, LLC (“Boustead”) served as a placement agent for the Alto Convertible Note and Warrant offering and received $345,000 cash compensation and a warrant to purchase 357 shares of common stock, exercisable at $470.00 per share. The Boustead warrant was determined to be an equity instrument valued on a non-recurring basis. The Company used the Black Scholes valuation model using a term of five years, volatility of 110%, a risk-free rate of 3.53% for a value of $99,543.

The Company allocated the finance costs related to the Boustead placement agent fee of $345,000, based on the relative fair market values of the Convertible Note and warrants issued. The allocation of the financing costs applied $232,027 to the debt component as a debt discount that was being amortized to interest expense over the term of the Alto Convertible Note, $104,245 to the warrant derivative liability component, expensed as a finance fee, and $8,727 to the equity warrant as a reduction in additional paid in capital.

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

On August 6, 2024, the Company entered into an amendment to the SPA with Alto. Under the Amendment Agreement, the Company and Alto agreed as follows: (i) that the Company would pay $600,000 (the “Cash Collateral”) in cash to Alto, which would be held as collateral on the remaining $1.2 million outstanding under the Alto Note; (ii) Alto will defer the monthly installment payment due on September 3, 2024 under the Alto Note until the Alto Note’s March 11, 2025 maturity date; and (iii) Alto would grant a waiver of any default Section 4(a)(xvi) of the Note related to the restatement and reaudit of the Company’s financial statements for the years ended December 31, 2022 and 2023. The amendment was accounted for as a troubled debt restructuring as the Company determined it was experiencing financial difficulties and was provided a concession through the deferral of one monthly principal and interest payment. As the future undiscounted cash flows exceeded the carrying value of the Alto Convertible Note, the Company did not recognize any gain or loss associated with the troubled debt restructuring.

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

During the three and six months ended June 30, 2024, the Company recorded interest expense of $430,685 and $928,200, respectively, which included amortization of debt discount as interest expense of $386,505 and $832,014, respectively. During the three and six months ended June 30, 2024, the Company settled $0 and $235,200 of principal, and settled $0 and $18,783 of accrued interest, which settlements were made in the form of 0 and 3,128 shares of common stock. The Company also settled for cash during the six months ended June 30, 2024 $501,667 of principal and $56,958 of accrued interest for a total of $558,628 of principal and interest paid in cash.

Note 6 - Stockholders’ Equity

Common Stock

During the six months ended June 30, 2025, the Company issued:

●	12,000 shares of common stock upon conversion of $81,818 of principal related to a partial conversion of the Convertible Bridge Notes,
●	53,637 shares of common stock as part of a public offering,
●	34,013 shares of common stock for vesting of restricted stock units,
●	21,924 shares of common stock as part of a private placement,
●	36 shares of common stock for rounding of reverse stock split fractional shares, and
●	786,070 shares of common stock for exercise of pre-funded warrants.

During the six months ended June 30, 2024, the Company issued:

●	3,128 shares of common stock to settle $235,200 of principal and $18,783 of interest on a convertible note and incurred $71,315 of loss on settlement, and
●	774 shares of common stock for vesting of restricted stock units.

March 2025 Equity Financing

On March 12, 2025, the Company entered into an Underwriting Agreement (the “Underwriting Agreement”) with WestPark Capital, Inc. (“WestPark”) as the sole underwriter (the “Underwriter”), related to a public offering (the “Offering”) of (i) 53,637 shares of common stock, of the Company, at a public offering price of $7.50 per share and (ii) pre-funded warrants to purchase 713,030 shares of common stock at an exercise price of $0.025 per share, at a public offering price of $7.475 per Pre-Funded Warrant (the “March 2025 Pre-Funded Warrants”). The Offering closed on March 13, 2025.

The Offering resulted in gross proceeds of approximately $5.7 million and net proceeds of approximately $5.0 million, reflecting approximately $0.7 million of legal costs and other expenses connected with the transaction.

The March 2025 Pre-Funded Warrants were exercisable at any time after March 13, 2025, at an exercise price of $0.025 per share. The March 2025 Pre-Funded Warrants contained standard adjustments to the exercise price, including for stock splits, stock dividends and pro rata distributions and contain customary terms regarding the treatment of such March 2025 Pre-Funded Warrants in the event of a fundamental transaction, which included but are not limited to a merger or consolidation involving the Company, a sale of all or substantially all of the assets of the Company or a business combination resulting in any person acquiring more than 50% of the outstanding shares of Common Stock of the Company. Additionally, the March 2025 Pre-Funded Warrants included restrictions on exercise in the event the holder’s beneficial ownership of the Company’s common stock would exceed 4.99% of the number of shares of common stock outstanding immediately after giving effect to the exercise.

The Company concluded that the March 2025 Pre-Funded Warrants met the requirements to be classified in stockholders’ equity, and have been recorded as additional paid in capital.

As of June 30, 2025, all of the 713,030 March 2025 Pre-Funded Warrants have been exercised.

June 2025 Private Placement

On June 20, 2025, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) in a private placement, and engaged WestPark Capital, Inc. (“WestPark”) as the sole placement agent (the “Placement Agent”), pursuant to which the Company sold an aggregate of $4.3 million of its securities. The private placement consisted of the issuance of (i) 21,924 shares of common stock of the Company at a purchase price of $3.60 per share, and (ii) 1,158,953 pre-funded warrants, each to purchase one share of common stock of the Company at a purchase price of $3.599 and exercise price of $0.001 per pre-funded warrant (the “June 2025 Pre-Funded Warrants”) to one investor. The private placement closed on June 24, 2025. The private placement resulted in gross proceeds of approximately $4.3 million and net proceeds of approximately $3.9 million, reflecting approximately $0.4 million of placement agent fees, legal costs and other expenses connected with the transaction. The private placement closed on June 24, 2025.

The June 2025 Pre-Funded Warrants are exercisable at any time after issuance on June 24, 2025, at an exercise price of $0.001 per share. The June 2025 Pre-Funded Warrants contain standard adjustments to the exercise price, including for stock splits, stock dividends and pro rata distributions and contain customary terms regarding the treatment of such June 2025 Pre-Funded Warrants in the event of a fundamental transaction, which include but are not limited to a merger or consolidation involving the Company, a sale of all or substantially all of the assets of the Company or a business combination resulting in any person acquiring more than 50% of the outstanding shares of Common Stock of the Company. Additionally, the June 2025 Pre-Funded Warrants include restrictions on exercise in the event the holder’s beneficial ownership of the Company’s common stock would exceed 4.99% (or, upon election by a holder prior to the issuance of any Warrants, 9.99%) of the number of shares of common stock outstanding immediately after giving effect to the exercise.

In connection with the Securities Purchase Agreement, the Company entered into a registration rights agreement with the investor. Pursuant to the registration rights agreement, the Company agreed to file a registration statement with the Securities and Exchange Commission (the “SEC”) to register for resale the shares of common stock, and the shares issuable upon exercise of the pre-funded warrants issued under the purchase agreement, within 10 days of the closing date, and to have such registration statement declared effective within 90 days of the closing date (or 120 days if the registration statement is reviewed by the SEC). The registration rights agreement provided that the Company would be obligated to pay certain liquidated damages to the investor if the Company failed to file the resale registration statement, or to have such registration statement declared effective by such dates. The Company was prepared to file the registration statement within the deadline required under the registration rights agreement but due to requests by the investor, the Company did not file the registration statement until August 4, 2025 , upon receiving the investor’s request to do so. The registration statement was declared effective on August 11, 2025.

The Company concluded that the shares and June 2025 Pre-Funded Warrants met the requirements to be classified in stockholders’ equity, and the proceeds from the issuance of the shares and June 2025 Pre-Funded Warrants have been recorded in additional paid-in capital.

As of June 30, 2025, no pre-funded warrants related to the June 2025 Private Placement have been exercised.

Warrants

In connection with the Convertible Bridge Notes in October 2024, the lenders were granted warrants to purchase 9,639 shares of common stock, at an exercise price of $35.00 per share and warrants to purchase 3,543 shares of common stock, at an exercise price of $37.25 per share.

In connection with the October 2024 Equity Financing, the Company issued pre-funded warrants to purchase up to 102,210 shares of common stock, at an exercise price of $0.025 per share, and warrants to purchase up to 118,033 shares of common stock, at an exercise price of $35.00 per share.

During the three months ended June 30, 2025, holders of pre-funded warrants exercised their warrants from the March 2025 and October 2024 Equity Financings, resulting in the issuance of 786,070 shares of common stock. As of June 30, 2025, 1,158,953 pre-funded warrants remained unexercised and outstanding and have no expiration date.

A summary of activity regarding warrants to purchase common stock (excluding pre-funded warrants) for the six months ended June 30, 2025 were as follows:

	Number of	Weighted Average	Average
	warrants	Exercise Price	Life (years)
Outstanding, December 31, 2024	$138,582	$46.92	4.67
Granted	—	—	—
Outstanding, June 30, 2025	$138,582	$46.92	4.17

The warrants had intrinsic value of $1,960 as of June 30, 2025. All of the outstanding warrants are exercisable as of June 30, 2025.

Equity Incentive Plan

The Company’s 2018 Equity Incentive Plan (the “2018 Plan”) provides for equity incentives to be granted to employees, executive officers, directors and key advisers and consultants. Equity incentive grants may be made in the form of stock options with an exercise price of not less than the fair market value of the underlying shares as determined pursuant to the 2018 Plan, restricted stock awards, other stock-based awards, or any combination of the foregoing. The 2018 Plan is administered by the Company’s compensation committee. In May 2025, the Company increased the shares authorized under the 2018 Plan by 5,000,000 shares. As of June 30, 2025, the Company has authorized 8,000,000 shares of common stock for issuance under the 2018 Plan. As of June 30, 2025, 69,066 shares have been granted, net of forfeitures, under the 2018 Equity Incentive Plan, of which 37,624 shares have vested.

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

During the three and six months ended June 30, 2025, pursuant to agreements with directors, officers and consultants, 22,101 RSUs with a value of $0.3 million were granted. During the three and six months ended June 30, 2024, 1,139 and 2,139 RSUs, respectively, with a value of $0.1 million and $0.1 million, respectively, were granted.

Stock-based compensation expense was classified as follows for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Research and development	$1,111	$13,034	$321,215	$46,987
General and administrative	45,742	58,128	262,684	135,624
	$46,853	$71,162	$583,899	$182,611

On February 27, 2025, the Company entered into a Revolving Loan Agreement with Bowery Consulting Group Inc. (“Bowery”) where the Company may borrow from Bowery an aggregate principal amount of up to $2,000,000 (see Note 5). As part of one of the lender conditions, no less than four of the current board members were to resign, with three new nominees to be elected and appointed by the remaining members of the Company’s Board of Directors. Upon the resignation of the four board members, vesting of all outstanding unvested RSUs held by the departing board members were allowed to accelerate immediately. The Company concluded that the acceleration represented a modification of the outstanding unvested RSUs. As a result of the modification, the Company recorded approximately $0.5 million of stock-based compensation expense.

As of June 30, 2025, there was $0.5 million of unrecognized RSU compensation cost related to non-vested stock-based compensation arrangements which is expected to be recognized over a weighted-average period of 2.48 years.

The following is a summary of activity regarding Restricted Stock Units issued:

	Number of RSU	Weighted Average Fair Value Per RSU
Outstanding, December 31, 2024	43,386	$21.00
Granted	22,101	13.58
Forfeited	(32)	272.00
Vested	(34,013)	19.28
Outstanding, June 30, 2025	31,442	$17.29

Note 7 – Derivative Liabilities

Fair Value Assumptions Used in Accounting for Derivative Liabilities

ASC 815 requires the Company to assess the fair market value of derivative liabilities at the end of each reporting period and recognize any change in the fair market value as other income or expense.

In October 2024, in connection with the October 2024 Equity Financing, the Company issued warrants to purchase 118,033 shares of common stock, with an exercise price of $35.00 per share, valued at inception at $0.2 million and as of June 30, 2025, at less than $0.1 million. The Company determined that the derivative liabilities from the warrants issued in relation to the October 2024 Equity Financing did not qualify for classification as equity instruments as they did not meet the requirements to be considered indexed to the Company’s own stock, due to potential variability in the settlement amount upon a fundamental transaction, as defined.

In January 2023, in connection with the Alto Convertible Note, the Company issued warrants to purchase 5,091 shares of common stock, with an exercise price of $3.38 per share, as adjusted, valued at inception at $1.1 million and as of June 30, 2025, at less than $0.1 million. The Company determined that the derivative liabilities from the warrants issued in relation to the Alto Convertible Note did not qualify for classification as equity instruments due to the existence of certain net cash settlement provisions that are not within the sole control of the Company. In addition, there are certain down round provisions that could reduce the exercise price if the Company issues securities at lower prices in the future.

The Company has determined the Acceleration Option in the Alto warrants is an embedded derivative within the host instrument and has bifurcated it from the host instrument and recorded it as a derivative liability valued at $1.4 million at inception, using a Monte Carlo simulation model. The Company determined its derivative liability from the noteholder’s Acceleration Option for the Alto Convertible Note was not clearly and closely related to the host and should thus be accounted for as a bifurcated derivative liability. As of June 30, 2025, the value of the Acceleration Option was $0 as the Alto Convertible Note was settled in full by September 30, 2024.

The Company classifies these derivative liabilities as a Level 3 fair value measurement and used the Monte Carlo pricing model to calculate the fair value as of June 30, 2025 (less than $0.1 million) and December 31, 2024 (less than $0.1 million).

The key inputs for the Monte Carlo simulation* for the Alto and October 2024 Equity Financing warrants as of June 30, 2025, were as follows:

Net cash settlement and down round key valuation inputs - warrants*
Annualized volatility	65.79% - 95.34%
Risk-free interest rate	4.41%
Quoted VWAP	$3.74
Exercise price	3.38 - 35.00
Probability assessment[1]	5% - 10%
Illiquidity discount	(12)%
Time period (years)	1.53 - 4.34

[1]	Probability assessments include the probabilities that subsequent successful capital raises (in terms of amounts raised and timing) are not executed and the probability that the securities issuable under the convertible bridge notes are not timely registered.

*	Based on a Monte Carlo simulation analysis of 50,000 iterations

The key inputs for the Monte Carlo simulation as of December 31, 2024, were as follows:

Net cash settlement and down round key valuation inputs - warrants*
Annualized volatility	57.50% - 97.14%
Risk-free interest rate	4.25 - 4.38%
Quoted VWAP	$20.50
Exercise price	12.00 - 35.00
Probability assessment[1]	10% - 40%
Illiquidity discount	(26)%
Time period (years)	2.03 - 4.84

[1]	Probability assessments include the probabilities that subsequent successful capital raises (in terms of amounts raised and timing) are not executed and the probability that the securities issuable under the convertible bridge notes are not timely registered.

*	Based on a Monte Carlo simulation analysis of 50,000 iterations

The following table summarizes the changes in the derivative liabilities:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Warrants	Alto Acceleration Feature
Balance - December 31, 2024	$25,281	$—
Gain on change in fair value	(2,643)	—
Balance - March 31, 2025	22,638	—
Gain on change in fair value	(11,673)	—
Balance - June 30, 2025	$10,965	$—

Note 8 – Commitments and Contingencies

On April 3, 2025, the Company, entered into a consulting agreement (the “Consulting Agreement”) with IR Agency LLC (the “IR Agency”). Pursuant to the Consulting Agreement, IR Agency agrees to provide certain marketing and advertising services to communicate information about the Company to the financial community (the “Services”), including, but not limited to, creating company profiles, media distribution and building a digital community with respect to the Company. As consideration for the performance of the Services, the Company paid IR Agency $2.0 million on April 5, 2025. The term of the Consulting Agreement was three months starting on April 3, 2025. For the three months ended June 30, 2025, the Company incurred $2.0 million of costs under the Consulting Agreement.

On December 16, 2024, the Company entered into a sponsored research agreement (the “Sponsored Research Agreement”) with the Regents of the University of California, on behalf of its San Francisco campus (the “UCSF”), pursuant to which UCSF’s employees will conduct research on a project entitled “Investigation of 18F-fluorodeboronation method for PSMA targeting ligand radiolabeling and evaluation in prostate cancer models” (the “Research Program”). Under the terms of the Sponsored Research Agreement, the Company will bear the total cost of $0.3 million of the Research Program and has an exclusive license to the intellectual property underlying the research. This Sponsored Research Agreement will be effective for a period of one year and may be extended by written mutual consent of the parties. During the three and six months ended June 30, 2025, the Company made prepayments of less than $0.1 and $0.2 million, respectively, and amortized $0.05 million and $0.1 million, respectively, of costs under the Sponsored Research Agreement.

In January 2025, the Company entered into a change order to its existing agreement with Theradex Systems, Inc., the Company’s primary third-party CRO, for purposes of supporting the Company’s clinical trials of Ropidoxuridine. Following the change order, the Company’s total cost limit increased by $3.0 million, for an aggregate of $5.3 million, of which $2.0 million has not yet been incurred.

In March 2025, the Company entered into a consulting services agreement (the “Consulting Agreement”) with Bowery Consulting Group Inc. (the “Consultant”). According to the Consulting Agreement, the Consultant will provide consulting services in connection with the Company’s business, advising on viability of plans for scaling activities, growth and capital raising strategies, and costs minimization associated with technological platform improvements and marketing spend. The Company agreed to pay the Consultant $260,000 for their services, of which the Company recognized less than $0.1 million and $0.1 million during the three and six months ended June 30, 2025 related to the Consulting Agreement. The Company was not obligated to pay amounts under the Consulting Agreement until it regained full Nasdaq listing requirement. The Company received notice from Nasdaq on July 2, 2025 that it had regained compliance with the listing requirement and has since paid the fee.

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

Note 9 – Business Segment Information

The Company operates as one operating segment with a focus on products designed to address limitations of the current cancer therapies and extend new applications of radiation therapy. The CEO, as our chief operating decision maker (CODM), manages and allocates resources to the operations of the Company on a consolidated basis, considering primarily research and development expenditures, cash burn and net loss. This enables the CEO to assess our overall level of available resources and determine how best to deploy these resources across products and research and development projects in line with the longer-term Company-wide strategic goals. During the six months ended June 30, 2025, the Company appointed an Interim CEO, who assumed the role of CODM. This appointment did not result in any immediate changes to the reporting metrics that the CODM uses to manage and allocate resources to the operations of the Company. Our former CEO continued to chair the Company’s Board of Directors and serve in a corporate role as Chief Scientific Officer until his retirement on May 9, 2025.

The accounting policies of our reportable segment are the same as those described in the “Summary of Significant Accounting Policies” for the Company. All costs, research and development expenses, general and administrative expenses, other operating expenses, interest expense, depreciation, corporate overhead assets (workforce, intellectual property, etc.) are fully allocated to the Company’s one segment. Significant segment expenses include payroll and costs incurred for the Company’s primary third-party contract research organization (“CRO”). During the three and six months ended June 30, 2025 and 2024, the Company incurred payroll expenses classified in our unaudited condensed consolidated statements of operations as research and development of $0.2 million in both periods, respectively, and $0.4 and $0.5 million, respectively. During the three and six months ended June 30, 2025 and 2024, the Company incurred payroll expenses classified in our unaudited condensed consolidated statements of operations as general and administrative of $0.1 million and $0.2 million, respectively, and $0.3 million for each six-month period. During the three and six months ended June 30, 2025, the Company incurred third-party CRO expenses of $0.6 million and $1.5 million, respectively, all of which is classified in our unaudited condensed consolidated statements of operations as research and development. All other operating expenses in our unaudited condensed consolidated statements of operations are characterized as other segment expenses which, after factoring in other income and expenses, reconcile to net loss for each period. The Company’s reportable segment’s profit or loss, assets, significant expenses and other specified items are consistent with the financial information disclosed in our unaudited condensed consolidated financial statements. See the unaudited condensed consolidated financial statements for the financial information of the Company’s one segment.

Note 10 – Subsequent Events

On August 8, 2025, the Company granted $100,000 of RSUs (29,240 units) to each of the four members of its Board of Directors and its Chief Financial Officer that will vest over a three year period (one-third on each anniversary of the grant date), and another $85,000 of RSUs (24,854 units) to its Chief Financial Officer that will vest six months from the grant date.

On August 11, 2025, the Company’s Board of Directors expanded its membership to five and appointed Chief Executive Officer Christopher Cooper to fill the newly created seat.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Result of Operations (the “MD&A”) should be read in conjunction with our unaudited financial statements and the related notes thereto included elsewhere in this Quarterly Report and our financial statement and related notes contained in our annual report on From 10-K for the fiscal year ended December 31, 2024. The MD&A contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations, and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future-tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements in this report. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors including, but not limited to, those noted under “Risk Factors” in this report and in our annual report on Form 10-K for the fiscal year ended December 31, 2024.

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

Nasdaq Listing Compliance

On December 31, 2024, we received a letter from the Nasdaq Listing Qualifications Staff of The Nasdaq Stock Market LLC (“Nasdaq”) stating that for the 30 consecutive business day period between November 15, 2024 to December 30, 2024 our common stock had failed to maintain a minimum closing bid price of $1.00 per share, as required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”). Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), we had a period of 180 calendar days, or until June 30, 2025 (the “Compliance Period”), to regain compliance with the Minimum Bid Price Requirement. To regain compliance, the closing bid price of our common stock must meet or exceed $1.00 per share for a minimum of 10 consecutive business days.

Following the March 2025 $5.75 million equity financing, on March 14, 2025, Nasdaq acknowledged that we had regained compliance with the Listing Rule 5550(b)(1) but indicated that if we fail to evidence compliance upon filing the March 31, 2025 Form 10-Q, we may be subject to delisting. We have evidenced compliance through maintaining a minimum closing bid price of our common stock of $1.00 per share or greater from June 16, 2025 to July 1, 2025. Accordingly, we have regained compliance with Listing Rule 5550(a)(2).

On June 16, 2025, in order to maintain the Minimum Bid Price Requirement again, we effectuated a 1-for-25 reverse stock split of our issued and outstanding common stock, rounding up to account for any fractional shares. The reverse stock split had no effect on our authorized shares of common stock or preferred stock and the par value will remain unchanged at $0.00001, respectively. All common stock share, option, warrant and per share amounts (except our authorized but unissued shares and previously reserved shares) have been retroactively adjusted in these unaudited condensed consolidated financial statements and related disclosures.

On July 2, 2025, we received notification from Nasdaq acknowledging that we maintained the requisite minimum closing bid price of our common stock of $1.00 per share or greater. Accordingly, we regained compliance with Listing Rule 5550(a)(2), and the matter was closed.

Results of Operations

Comparison of the three months ended June 30, 2025 and 2024

The following table summarizes the results of our operations:

	Three Months Ended
	June 30,
	2025	2024	Change	%
Revenue	$—	$—	$—	—
Operating expenses:
Research and development	1,025,547	645,719	379,828	59%
General and administrative	2,346,323	310,038	2,036,285	657%
Legal and professional	538,536	526,877	11,659	2%
Total operating expenses and loss of operations	3,910,406	1,482,634	2,427,772	164%

Other income (expense):
Interest expense - related parties	(2,614)	—	(2,614)	—%
Interest expense	(19,129)	(430,685)	411,556	(96)%
Interest income	81	14,158	(14,077)	(99)%
Change in fair value of derivative liabilities	11,673	(143,773)	155,446	(108)%
Change in fair value of convertible notes	213,930	—	213,930	—%
Gain on sale of marketable securities	—	39,683	(39,683)	(100)%
Change in fair value of marketable securities	—	(27,964)	27,964	(100)%
Total other expense	203,941	(548,581)	752,522	(137)%
Net loss	$(3,706,465)	$(2,031,215)	$(1,675,250)	82%

Research and Development. Total research and development (“R&D”) expense was $1.0 million for the three months ended June 30, 2025, as compared to $0.6 million to the three months ended June 30, 2024. The increase in total R&D expense of $0.4 million, or 59%, is primarily related to the Company having completed production of the drug product and the start of work related to the initiation of trials including contract research organization (“CRO”) expenses, clinical trial sites, other regulatory activities.

R&D compensation related expenses were $0.3 million in the three months ended June 30, 2025 as compared to $0.3 million in the three months ended June 30, 2024. For the three months ended June 30, 2025, R&D compensation related expenses were 25% of total R&D expense, representing a decrease from the 48% of total R&D incurred in the three months ended June 30, 2024. The decrease is largely attributable to the retirement of our former CEO and Chief Scientific Officer in early May 2025. Subcontractor expense made up 71% of total R&D expenses in the three months ended June 30, 2025 and 42% of total R&D expenses during the three months ended June 30, 2024.

General and Administrative Expenses. General and administrative expenses in the three months ended June 30, 2025 increased by $2.0 million, or 657%, from $0.3 million in the three months ended June 30, 2024 to $2.3 million in the three months ended June 30, 2025. The increase in general and administrative expenses was primarily due to costs associated with advertising for investor relations of $2.0 million and other administrative costs.

Legal and Professional Expenses. During the three months ended June 30, 2025, legal and professional expenses increased by less than $0.1 million or 2% compared to the same period in 2024. The increase in legal and professional fees was primarily due to increases in legal costs associated with corporate matters and our accounting expenses related to our public filing requirements.

Other Income (expense). During the three months ended June 30, 2025, other expense decreased by $0.8 million or 137% compared to the same period in 2024. The decrease was primarily driven by a $0.4 million decrease in interest expense, a $0.2 million decrease in change in fair value of derivative liabilities and a $0.2 million increase in change in fair value of convertible notes.

Comparison of the six months ended June 30, 2025 and 2024

The following table summarizes the results of our operations:

	Six Months Ended
	June 30,
	2025	2024	Change	%
Revenue	$—	$—	$—	—
Operating expenses:
Research and development	2,599,475	1,231,823	1,367,652	111%
General and administrative	2,943,209	634,647	2,308,562	364%
Legal and professional	1,318,963	1,001,011	317,952	32%
Total operating expenses and loss of operations	6,861,647	2,867,481	3,994,166	139%

Other income (expense):
Interest expense - related parties	(8,009)	—	(8,009)	—%
Interest expense	(25,664)	(928,200)	902,536	(97)%
Interest income	81	35,611	(35,530)	(100)%
Change in fair value of derivative liabilities	14,316	54,089	(39,773)	—%
Change in fair value of convertible notes	121,451	—	121,451	100%
Gain on sale of marketable securities	—	43,720	(43,720)	(100)%
Change in fair value of marketable securities	—	(28,670)	28,670	(100)%
Loss on settlement of convertible debt	—	(71,315)	71,315	(100)%
Total other expense	102,175	(894,765)	996,940	(111)%
Net loss	$(6,759,472)	$(3,762,246)	$(2,997,226)	80%

Research and Development. Research and development (“R&D”) expense was $2.6 million for the six months ended June 30, 2025, as compared to $1.2 million for six months ended June 30, 2024. The increase of $1.4 million, or 111%, is primarily related to the Company having completed production of the drug product and the start of work related to the initiation of trials including contract research organization (“CRO”) expenses, clinical trial sites, other regulatory activities.

R&D compensation related expenses were $0.9 million in the six months ended June 30, 2025 as compared to $0.6 million in the six months ended June 30, 2024. For the six months ended June 30, 2025, R&D compensation related expenses were 34% of total R&D expense, representing a decrease from the 52% of total R&D incurred in the six months ended June 30, 2024. The decrease is largely attributable to the retirement of our former CEO and Chief Scientific Officer in early May 2025. Subcontractor expense made up 63% of total R&D expenses in the six months ended June 30, 2025 and 38% of total R&D expenses during the six months ended June 30, 2024.

General and Administrative Expenses. General and Administrative expenses in the six months ended June 30, 2025 increased by $2.3 million, or 364% from $0.6 million in the six months ended June 30, 2024 to $2.9 million in the six months ended June 30, 2025. The increase in general and administrative expenses was primarily due to costs associated with advertising for investor relations and filing expenses of $2.0 million, $0.1 million increase in general and administrative stock-based compensation expense, and other administrative costs.

Legal and Professional Expenses. During the six months ended June 30, 2025, legal and professional expenses increased by $0.3 million or 32%. The increase in legal and professional fees was primarily due to increases in our expenses related to our public filing requirements, contracts and financing related work.

Other Income (expense). During the six months ended June 30, 2025, other expense decreased by $0.9 million or 111% compared to the same period in 2024. The decrease was primarily driven by a $0.9 million decrease in interest expense.

Liquidity and Capital Resources

Our unaudited condensed consolidated financial statements are prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. We have incurred losses since inception and had a net loss of $6.8 million and no revenues generated during the six months ended June 30, 2025 and working capital of approximately $3.5 million as of June 30, 2025. We do not expect to generate positive cash flows from operating activities in the near future.

In January 2025, we entered into a change order to the existing agreement with Theradex Systems, Inc., our primary third-party CRO, for purposes of supporting our clinical trials of Ropidoxuridine. Following the change order, our total cost limit increased by $3.0 million, for an aggregate of $5.3 million, of which $2.0 million had not yet been incurred as of June 30, 2025.

In March 2025, we entered into a consulting services agreement (the “Bowery Consulting Agreement”) with Bowery Consulting Group Inc. (the “Consultant”). According to the Bowery Consulting Agreement, the Consultant will provide consulting services in connection with our business, advising on viability of plans for scaling activities, growth and capital raising strategies and cost minimization associated with technological platform improvements and marketing spend. We agreed to pay the Consultant $260,000 for their services, which we were not obligated to pay until we regained full Nasdaq listing requirement. We received notice from Nasdaq on July 2, 2025 that we had regained compliance with the listing requirement and have since paid the fee.

In April 2025, we entered into a consulting agreement (the “IR Agency Consulting Agreement”) with IR Agency LLC (the “IR Agency”). Pursuant to the IR Agency Consulting Agreement, IR Agency agrees to provide certain marketing and advertising services to communicate information about us to the financial community (the “Services”), including, but not limited to, creating company profiles, media distribution and building a digital community with respect to us. As consideration for the performance of the Services, we paid IR Agency $2.0 million on April 5, 2025. The term of the IR Agency Consulting Agreement was three months commencing April 3, 2025.

Our ability to continue as a going concern is dependent upon our ability to continue to successfully raise additional equity or debt financing to allow us to fund ongoing operations, conduct clinical trials and bring a drug candidate to commercialization to generate revenues. These conditions raise substantial doubt about our ability to continue as a going concern within one year after the date that the unaudited condensed consolidated financial statements contained in the report are issued.

Recent Financings

On February 27, 2025, we entered into a Revolving Loan Agreement (the “Revolving Loan Agreement”) with a lender. Pursuant to and under the terms of the Revolving Loan Agreement, we issued a revolving note dated February 28, 2025 in the principal amount of up to $2.0 million (the “Revolving Note”), which we may draw upon at our discretion from time to time through its maturity on February 28, 2026. The Revolving Note bears interest at the rate of 18% per annum calculated on the basis of a 360-day year, consisting of twelve 30 calendar day periods, and shall accrue interest daily commencing from the date of any draw down until paid in full.

On March 12, 2025, we consummated a public offering of an aggregate of (i) 53,637 shares of common stock, of the Company, at a public offering price of $0.30 per share and (ii) pre-funded warrants to purchase 713,030 shares of common stock at an exercise price of $0.025 per share, at a public offering price of $7.48 per pre-funded warrant (the “Offering”). The Offering closed on March 13, 2025. We received gross proceeds of approximately $5.7 million and net proceeds of approximately $5.0 million, reflecting approximately $0.7 million of legal costs and other expenses connected with the Offering.

On June 20, 2025, we consummated a private placement of an aggregate of (i) 21,924 shares of common stock, of the Company, at a purchase price of $3.60 per share and (ii) pre-funded warrants to purchase 1,158,953 shares of common stock at an exercise price of $0.001 per share, at a purchase price of $3.599 per pre-funded warrant. The private placement closed on June 24, 2025. We received gross proceeds of approximately $4.3 million and net proceeds of approximately $3.9 million, reflecting approximately $0.4 million of legal costs and other expenses connected with the private placement.

Balance Sheet Data:

	June 30,	December 31,
	2025	2024	Change	%
Current assets	$5,191,917	$2,210,917	$2,981,000	135%
Current liabilities	1,692,786	1,533,769	159,017	10%
Working capital	$3,499,131	$677,148	$2,821,983	417%

As of June 30, 2025, total current assets were $5.2 million and total current liabilities were $1.7 million, resulting in working capital of $3.5 million. As of December 31, 2024, total current assets were $2.2 million and total current liabilities were $1.5 million, resulting in a working capital of $0.7 million. The Company’s current assets as of June 30, 2025 are comprised of $4.8 million of cash and cash equivalents and $0.4 million of prepaid expenses, with the increase from December 31, 2024 being primarily due to the March 2025 equity raise that provided $5.0 million in net cash and the June 2025 private placement that provided $3.9 million in net cash.

In addition, we continued progress on our R&D programs during the six months ended June 30, 2025 that resulted in increased cash expenditures. The Company’s current liabilities as of June 30, 2025 are primarily comprised of $0.4 million of convertible notes payable, $1.2 million of accounts payable and accrued expenses, $0.1 million of notes payable to related parties, and the current portion of our operating lease liability of $0.1 million. The increase in current liabilities is primarily due to an increase in accounts payable and accrued expenses of $0.6 million, partially offset by a $0.1 million decrease in convertible notes payable and a $0.1 million decrease in notes payable to related parties. This is primarily attributable to our efforts to preserve cash while we strive to raise funds to finance ongoing business and operations.

Cash Flows

	Six Months Ended
	June 30,		Change	%
	2025	2024
Cash used in operating activities	(5,881,979)	(2,638,425)	(3,243,554)	123%
Cash provided by investing activities	—	1,259,270	(1,259,270)	100%
Cash provided by (used in) financing activities	8,779,507	(501,667)	9,281,174	(1850)%
Cash and cash equivalents on hand	4,817,672	695,594	4,122,078	593%

Cash Flows from Operating Activities

Our cash flows from operating activities are greatly influenced by our use of cash for operating expenses and working capital requirements to support the business. We have historically experienced negative cash flows from operating activities as we invested in research and development activities. The cash used in operating activities resulted primarily from our net losses adjusted for non-cash charges, which are generally attributable to stock-based compensation, changes in fair value of our derivative liabilities, changes in fair value of our convertible notes, and amortization of debt discounts and finance fees, as well as changes in components of operating assets and liabilities, which are generally attributable to increased expenses and timing of vendor payments.

During the six months ended June 30, 2025, net cash used in operating activities of $5.9 million was primarily due to our net loss of $6.8 million, change in fair value of convertible notes of $0.1 million, and interest payments on convertible notes accounted for at fair value of $0.1 million, partially offset by stock-based compensation of $0.6 million and the net change in operating assets and liabilities of $0.5 million.

During the six months ended June 30, 2024, net cash flows used in operating activities was $2.6 million, consisting of a net loss of $3.8 million, increased by a gain on change in derivative liabilities of $54 thousand, offset by amortization of debt discount of $0.8 million, loss on settlement of convertible debt of $71 thousand, accrued interest settled with common stock of $19 thousand, stock-based compensation of $183 thousand and increased by a net change in working capital of $85 thousand.

Cash Flows from Investing Activities

For the six months ended June 30, 2025, we did not have investing activities. For the six months ended June 30, 2024, cash provided by investing activities was primarily attributable to $1.3 million in proceeds from the disposition of marketable securities.

Cash Flows from Financing Activities

For the six months ended June 30, 2025, cash flows from financing activities was primarily comprised of proceeds of $5.4 million, from the sale of common stock and pre-funded warrants as part of the March 2025 equity financing, net of placement agent costs of $0.3 million, proceeds of $4.1 million, from the sale of common stock and pre-funded warrants as part of the June 2025 equity financing, net of placement agent costs of $0.2 million, partially offset by $0.5 million payment of other issuance costs for issuance of common stock and equity-classified warrants in the March 2025 and June 2025 equity financings, and $0.1 million of repayment of note payable-related party used to finance our ongoing operations. For the six months ended June 30, 2024, we paid $0.5 million related to payments on a convertible note.

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

Research and Development Expense

Research and development expenses are charged to expense as incurred. Research and development expenses include, but are not limited to, product development, clinical and regulatory expenses, payroll and other personnel expenses, which include a certain portion of the Company’s former chief executive officer (prior to his transition to chief scientific officer), chief operating officer, vice president regulatory (formerly the chief financial officer) and directors’ compensation. Both the chief scientific officer and the vice president regulatory resigned in May and June 2025, respectively..

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

As of June 30, 2025, our management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Such evaluation was carried out under the supervision of our Chief Executive Officer with the participation of our Chief Financial Officer, and our third-party financial service provider. Based on this evaluation, management concluded that our disclosure controls and procedures were, and continue to be, ineffective as of June 30, 2025. Based on the foregoing, our management concluded that our internal controls over the following financial reporting areas to be material weaknesses:

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

Management’s Remediation Measures

While the Company has improved its organizational capabilities, the Company’s remediation efforts will continue to take place. Management is committed to maintaining a strong internal control environment. In response to the identified material weaknesses in the overall control environment, management has implemented additional measures which include:

●	Hired a new Chief Financial Officer during the second quarter of 2024 to bolster the Company’s internal technical accounting and financial reporting experience.

●	Engaged a third-party consulting firm to assist with the preparation of SEC reporting and other technical accounting matters.

●	Redesigned and implemented certain management review controls around the proper classification of operating expenses as research and development and general and administrative.

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

Remediation of Previously Disclosed Material Weaknesses

As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024, we identified a material weakness in our internal controls over financial reporting for lack of a formal process to identify and ensure proper classification of expenses as Research and Development. Our remediation efforts, including those noted above, were completed and the related controls were in place for a sufficient period of time to conclude that this material weakness was remediated as of June 30, 2025.

Changes in Internal Control over Financial Reporting

Except for the remediation efforts described above, there has been no change in the Company’s internal control over financial reporting during the three months ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. Management will continue to monitor and evaluate the effectiveness of our internal controls and procedures over financial reporting on an ongoing basis and is committed to taking further action and implementing additional improvements as necessary.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no material pending legal proceedings, to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

During the quarter ended June 30, 2025, none of our directors or executive officers adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each item is defined Item 408(a) of Regulation S-K).

Item 6. Exhibits

The following exhibits are filed or furnished with this report:

Exhibit No.	Description of Exhibit
10.1	Securities Purchase Agreement dated June 20, 2025 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 25, 2025)
10.2	Registration Rights Agreement dated June 20, 2025 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on June 25, 2025)
10.3	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on June 25, 2025)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	Inline XBRL Document Set for the financial statements and accompanying notes in Part I, Item 1, of this Quarterly Report on Form 10-Q.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHUTTLE PHARMACEUTICALS HOLDINGS, INC.

August 12, 2025	By:	/s/ Christopher Cooper
Christopher Cooper
Interim Chief Executive Officer
(Principal Executive Officer)

August 12, 2025	By:	/s/ Timothy J. Lorber
Timothy J. Lorber
Chief Financial Officer
(Principal Financial and Accounting Officer)

