Form 10-Q
period 2025-09-30
Shuttle Pharmaceuticals Holdings, Inc.
filed 2025-11-13
CIK 1757499

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report PURSUANT TO Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2025

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

The number of shares outstanding of the registrant’s common stock on November 11, 2025 was 1,603,285.

Shuttle Pharmaceuticals Holdings, Inc.

Shuttle Pharmaceuticals Holdings, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2025	2024
Assets
Current assets
Cash and cash equivalents	$2,094,643	$1,920,144
Prepaid expenses and other current assets	1,171,270	290,773
Total current assets	3,265,913	2,210,917

Property and equipment, net	18,327	19,364
Deferred financing costs	30,305	—
Operating lease right-of-use asset	228,382	276,009
Total Assets	3,542,927	2,506,290

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$1,472,897	$596,600
Accrued interest payable - related parties	—	1,785
Notes payable to related parties	—	190,270
Convertible notes payable, net - fair value option, related parties	139,217	206,085
Convertible notes payable, net - fair value option	278,299	478,120
Operating lease liability	74,497	60,909
Total current liabilities	1,964,910	1,533,769

Derivative liability	8,538	25,281
Operating lease liability non-current	175,318	238,088
Total Liabilities	2,148,766	1,797,138

Commitments and contingencies (Note 8)

Stockholders’ Equity
Series A Convertible Preferred Stock, $0.00001 par value; $1,000 per share liquidation value; 800,000 shares authorized; no shares outstanding	—	—
Common stock, $0.00001 par value; 100,000,000 shares authorized; 1,235,507 shares issued and outstanding at September 30, 2025; 163,093 shares issued and outstanding at December 31, 2024	13	2
Additional paid in capital	45,079,023	35,287,251
Accumulated deficit	(43,684,875)	(34,578,101)
Total Stockholders’ Equity	1,394,161	709,152
Total Liabilities and Stockholders’ Equity	$3,542,927	$2,506,290

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Shuttle Pharmaceuticals Holdings, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Revenue	$—	$—	$—	$—

Operating expenses
Research and development	943,478	1,400,564	3,542,953	2,632,387
General and administrative	886,055	328,995	3,829,264	963,642
Legal and professional	437,409	1,322,002	1,756,372	2,323,013
Total operating expenses	2,266,942	3,051,561	9,128,589	5,919,042

Net loss from operations	(2,266,942)	(3,051,561)	(9,128,589)	(5,919,042)

Other (Expense) income
Interest expense - related parties	(721)	(2,137)	(8,730)	(2,137)
Interest expense	(18,183)	(270,538)	(43,847)	(1,198,738)
Interest income	486	2,524	567	38,135
Change in fair value of derivative liabilities	2,427	286,316	16,743	340,405
Change in fair value of convertible notes	(64,369)	—	57,082	—
Gain on sale of marketable securities	—	56,398	—	100,118
Change in fair value of marketable securities	—	(42,898)	—	(71,568)
Loss on settlement of convertible debt	—	(762,186)	—	(833,501)
Total other (expense) income	(80,360)	(732,521)	21,815	(1,627,286)

Net loss	(2,347,302)	(3,784,082)	(9,106,774)	(7,546,328)

Weighted average common shares outstanding - basic and diluted	2,233,650	95,004	1,260,606	87,439
Net loss per shares - basic and diluted	$(1.05)	$(39.83)	$(7.22)	$(86.30)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Shuttle Pharmaceuticals Holdings, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

For the Nine Months September 30, 2025

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2024	163,093	$2	$35,287,251	$(34,578,101)	$709,152
Common stock issued for restricted stock units	33,609	—	—	—	—
Issuance of common stock and pre-funded warrants, net of issuance costs of $693,600	53,637	1	5,038,573	—	5,038,574
Partial conversion of convertible note at fair value	5,000	—	53,500	—	53,500
Stock-based compensation	—	—	537,046	—	537,046
Net loss	—	—	—	(3,053,007)	(3,053,007)
Balance at March 31, 2025	255,339	3	40,916,370	(37,631,108)	3,285,265
Common stock issued for restricted stock units	404	—	—	—	—
Issuance of common stock and pre-funded warrants, net of issuance costs of $357,987	21,924	—	3,891,964	—	3,891,964
Partial conversion of convertible note at fair value	7,000	—	68,250	—	68,250
Exercise of pre-funded warrants	786,070	8	19,644	—	19,652
Common stock issued for reverse stock split fractional share round up	36	—	—	—	—
Stock-based compensation	—	—	46,853	—	46,853
Net loss	—	—	—	(3,706,465)	(3,706,465)
Balance at June 30, 2025	1,070,773	11	44,943,081	(41,337,573)	3,605,519
Common stock issued for restricted stock units	14,734	—	—	—	—
Exercise of pre-funded warrants	150,000	2	148	—	150
Reversal of accrued issuance costs related to June 2025 Offering	—	—	1,476	—	1,476
Stock-based compensation	—	—	134,318	—	134,318
Net loss	—	—	—	(2,347,302)	(2,347,302)
Balance at September 30, 2025	1,235,507	$13	$45,079,023	$(43,684,875)	$1,394,161

For the Nine Months September 30, 2024

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2023	80,348	$1	29,489,074	(25,433,304)	4,055,771
Common stock issued for conversion of accrued interest and principal	3,128	—	325,298	—	325,298
Common stock issued for restricted stock units	625	—	—	—	—
Stock-based compensation	—	—	111,449	—	111,449
Net loss	—	—	—	(1,731,031)	(1,731,031)
Balance at March 31, 2024	84,101	1	29,925,821	(27,164,335)	2,761,487
Common stock issued for restricted stock units	149	—	—	—	—
Stock-based compensation	—	—	71,162	—	71,162
Net loss	—	—	—	(2,031,215)	(2,031,215)
Balance at June 30, 2024	84,250	1	29,996,983	(29,195,550)	801,434
Common stock issued for conversion of convertible debt accrued interest and principal	28,766	—	1,621,996	—	1,621,996
Common stock issued for restricted stock units	201	—	—	—	—
Common stock issued for reverse stock split fractional share round up	4,629	—	—	—	—
Stock-based compensation	—	—	45,275	—	45,275
Net loss	—	—	—	(3,784,082)	(3,784,082)
Balance at September 30, 2024	117,846	$1	$31,664,254	$(32,979,632)	$(1,315,377)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Shuttle Pharmaceuticals Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,106,774)	$(7,546,328)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,037	3,667
Change in fair value of derivative liabilities	(16,743)	(340,405)
Amortization of debt discount and finance fees	48,109	1,079,444
Gain on marketable securities	—	(100,118)
Change in fair value of marketable securities	—	71,568
Accrued interest settled with common stock	—	54,670
Loss on settlement of convertible debt	—	833,501
Stock-based compensation	718,217	227,886
Interest payments on convertible notes accounted for at fair value	(87,857)	—
Change in fair value of convertible notes	(57,082)	—
Changes in operating assets and liabilities:
Accrued interest income	—	14,897
Prepaid expenses and other current assets	(880,497)	11,433
Accounts payable and accrued expenses	876,297	1,065,584
Accounts payable and accrued expenses - related parties	—	(446)
Accrued interest payable	—	(15,056)
Accrued interest payable - related parties	(1,785)	2,137
Change in operating lease asset and liabilities	(1,555)	498
Net cash used in operating activities	(8,508,633)	(4,637,068)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in marketable securities	—	(43,587)
Proceeds from disposition of marketable securities	—	2,959,352
Net cash provided by investing activities	—	2,915,765

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of note payable-related party	(190,270)	250,000
Proceeds from issuance of common stock and pre-funded warrants, net of placement agent costs of $322,501	5,409,673	—
Proceeds from issuance of common stock and pre-funded warrants, net of placement agent costs of $170,000	4,080,000	—
Payment of other issuance costs for issuance of common stock and equity-classified warrants	(557,659)	—
Proceeds from exercise of pre-funded warrants	19,802	—
Payment for finance costs	(78,414)	(101,651)
Payment of convertible note payable	—	(846,806)
Net cash provided by (used in) financing activities	8,683,132	(698,457)

Net change in cash and cash equivalents	174,499	(2,419,760)
Cash and cash equivalents, beginning of period	1,920,144	2,576,416
Cash and cash equivalents, end of period	$2,094,643	$156,656

Cash paid for:
Interest	$175,002	$79,682
Income taxes	$—	$—

Supplemental non-cash financing activities:
Conversion of convertible notes accounted for at fair value	$121,750	$—
Common stock issued for settlement of debt	$—	$1,947,294

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

On October 20, 2025, the Company entered into a binding term sheet with 1542770 BC Ltd. (“Molecule”). The term sheet sets forth the material business terms of a transaction under which the Company or its affiliate will purchase from Molecule substantially all of Molecule’s assets and liabilities for a purchase price of $10,000,000 payable in a combination of cash and shares of common stock of the Company (which combination of cash and common stock is subject to the Company’s sole determination) over time and subject to the achievement of certain milestones. The parties agreed that they will enter into one or more written agreements embodying the terms of the term sheet and effectuating the transactions contemplated thereby, that will address in further detail the matters covered by the term sheet, together with additional customary terms and conditions regarding the transaction. Completion of the transaction will be subject to, among other customary conditions, negotiation and execution of such definitive agreements, approval of the Company’s board of directors, and completion of due diligence by both parties.

Liquidity and Going Concern

Our unaudited condensed consolidated financial statements are prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred losses since inception and has a net loss of approximately $9.1 million and no revenues for the nine months ended September 30, 2025 and working capital of approximately $1.3 million as of September 30, 2025. The Company does not expect to generate positive cash flows from operating activities in the near future.

In February 2025, the Company issued a revolving note in the principal amount of up to $2,000,000, which the Company may draw upon at its discretion from time to time. As of September 30, 2025, the Company has not drawn on the revolving note and no balances are outstanding. In March 2025, the Company completed an equity raise that provided $5.0 million net cash proceeds for the issuance of 53,637 shares and 713,030 pre-funded warrants. In June 2025, the Company completed a private placement equity raise that provided $3.9 million net cash proceeds for the issuance of 21,924 shares and 1,158,953 pre-funded warrants. However, the Company’s existing cash resources, the cash received from the equity offering, and financing available under the revolving note are not expected to provide sufficient funds to carry out the Company’s operations and clinical trials through the next twelve months.

On November 3, 2025, the Company entered into a securities purchase agreement with the purchaser, pursuant to which the Company agreed to issue and sell to the purchaser in a private placement transaction (the “November 2025 Offering”) a pre-funded warrant to purchase up to 625,156 shares of common stock of the Company, par value $0.00001 per share for aggregate gross proceeds of approximately $2.5 million, before deducting placement agent fees to WestPark Capital, Inc. and offering expenses payable by the Company. The November 2025 Offering closed on November 4, 2025.

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

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all of the adjustments necessary to present the financial position of the Company as of September 30, 2025 and the results of operations and cash flows for the periods presented. The accompanying condensed consolidated financial statements of the Company have not been audited by the Company’s independent registered public accounting firm, except that the year-end consolidated balance sheet was derived from audited financial statements. The results of operations for the nine months ended September 30, 2025 are not necessarily indicative of the operating results for the full fiscal year or any future period.

Reverse Stock Split

On August 13, 2024, in order to meet Nasdaq’s minimum bid price requirement of $1.00 per share (the “Minimum Bid Price Requirement”), the Company effectuated a 1-for-8 reverse stock split of its issued and outstanding common stock, rounding up to account for any fractional shares (the “August 2024 Reverse Stock Split”). Subsequently, on June 16, 2025, in order to meet the Minimum Bid Price Requirement again, the Company effectuated a 1-for-25 reverse stock split of its issued and outstanding common stock, rounding up to account for any fractional shares ( the “June 2025 Reverse Stock Split”, and collectively with the August 2024 Reverse Stock Split, the “Reverse Stock Splits”).

The Reverse Stock Splits had no effect on the Company’s authorized shares of common stock or preferred stock and the par value remained unchanged at $0.00001. All common stock share, option, warrant and per share amounts (except our authorized but unissued shares and previously reserved shares) have been retroactively adjusted in these unaudited condensed consolidated financial statements and related disclosures.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in bank accounts and money market funds with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. As of September 30, 2025 and December 31, 2024, cash and cash equivalents consisted of the following:

	September 30,	December 31,
	2025	2024
Cash	$2,019,106	$1,918,941
Money market funds	75,537	1,203
	$2,094,643	$1,920,144

Periodically, the Company may carry cash balances at financial institutions in excess of the federally insured limit of $250,000 per institution. The amount in excess of the FDIC insurance as of September 30, 2025 was approximately $1.8 million. The Company has not experienced losses on these accounts and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant.

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

Set out below are the Company’s financial instruments that are required to be remeasured at fair value on a recurring basis and their fair value hierarchy as of September 30, 2025 and December 31, 2024:

September 30, 2025	Level 1	Level 2	Level 3	Carrying Value
Liabilities
Derivative Liability - Warrants	$—	$—	$8,538	$8,538
Convertible Notes Payable	—	—	417,516	417,516
Total Liabilities	$—	$—	$426,054	$426,054

December 31, 2024	Level 1	Level 2	Level 3	Carrying Value
Liabilities
Derivative Liability - Warrants	$—	$—	$25,281	$25,281
Convertible Notes Payable	—	—	684,205	684,205
Total Liabilities	$—	$—	$709,486	$709,486

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

Convertible Notes Payable

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

For convertible notes for which the fair value option is not elected, the Company evaluates the convertible notes for embedded features and bifurcates these features (such as conversion options and redemption options) from their host instruments and accounts for them as free standing derivative financial instruments if certain criteria are met. The criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. All of the Company’s Convertible Bridge Notes as of September 30, 2025 had elected the fair value option at the initial transaction date.

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

Research and Development Expenses

Research and development expenses are charged to expense as incurred. Research and development expenses include, but are not limited to, product development, clinical and regulatory expenses, payroll and other personnel expenses, which may include portions of the Company’s executives to the extent they are active involved in the research and development activities, materials, supplies, related subcontract expenses, and consulting costs. Our research and development costs include activities conducted by third-party service providers, which we record based on the estimated amount of work completed and in accordance with agreements established with these third parties. The estimated accrued expenses are dependent, in part, upon the receipt of timely and accurate reporting from the clinical research organization and other third-party service providers. As such, actual expenses may vary from our accrued expense amounts. To date, there have been no material differences from our accrued expenses to actual expenses.

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

For the three months ended September 30, 2025 and 2024, the Company recorded $0.9 million and $1.4 million, respectively, in research and development expenses. For the nine months ended September 30, 2025 and 2024, the Company recorded and $3.5 million and $2.6 million, respectively, in research and development expenses.

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

Given the nominal exercise price of the Company’s issuance of Pre-Funded Warrants (as defined in Note 6), such Pre-Funded Warrants are included in the calculation of basic and diluted net loss per share as the exercise price per warrant is deemed nonsubstantive when compared to the fair value of the underlying common shares. The 1,008,953 unexercised pre-funded warrants as of September 30, 2025 were included in the Company’s calculation of basic and diluted loss per share.

For the nine months ended September 30, 2025 and 2024, the following common stock equivalents were excluded from the computation of diluted net loss per share as the result of the computation was anti-dilutive.

	September 30,	September 30,
	2025	2024
Convertible notes (Note 5)	117,612	—
Warrants (Note 6)	136,892	7,367
Restricted stock units (Note 6)	166,822	1,654
	421,326	9,021

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

The following summarizes the right-of use asset and lease information for the Company’s operating leases:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Operating lease cost	$22,947	$22,947	$68,841	$68,841
Variable lease cost	10,878	10,440	30,808	30,817
Sublease income	—	(2,163)	—	(6,489)
Total lease cost	$33,825	$31,224	$99,649	$93,169

Other information:
Cash paid for operating cash flows for operating leases	$23,851	$23,156	70,395	68,345

	September 30,	December 31,
	2025	2024
Weighted-average remaining lease term - operating leases (year)	2.92	4.18
Weighted-average discount rate - operating leases	10.48%	10.48%

Future non-cancelable minimum lease payments under the operating lease liability as of September 30, 2025, are as follows:

Years ended December 31,
2025 (excluding the nine months ended September 30, 2025)	$23,851
2026	97,074
2027	99,986
2028	68,236
2029 and thereafter	—
Total future minimum lease payments	289,147
Less: imputed interest	(39,332)
Present value of payments	$249,815

Note 4 – Notes Payable-Related Party

On October 14, 2024, as part of the senior convertible note offering described in Note 5, the Company entered into a loan with an officer of the Company in the amount of $250,000 (principal) with an interest rate of 14.5% per annum due October 13, 2025, and warrants to purchase 4,016 shares of common stock at an exercise price of $35.00 per share. As of September 30, 2025, there was outstanding principal and interest balances for these related party notes of $250,000 and $7,854, respectively. Under the fair value option, the senior convertible note is $139,217 as of September 30, 2025. The convertible note converted to shares of the Company’s common stock in October 2025 (see Note 10).

On September 4, 2024, the Company issued a $250,000 promissory note (the “Promissory Note”) to an officer of the Company for $250,000. The Promissory Note accrues interest at 12% per annum and is repayable in 12 substantially equal installments over a period of one year. During the three and nine months ended September 30, 2025 the Company incurred $721 and $8,730 in interest expense relating to this Promissory Note. For the three and nine months ended September 30, 2025, the Company repaid principal of $65,326 and $190,270, respectively. For the three and nine months ended September 30, 2025, the Company paid interest of $1,311 and $9,640, respectively. The principal balance of the Promissory Note as of September 30, 2025 and December 31, 2024 was $0 and $190,270, respectively.

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

The Revolving Note bears interest at the rate of 18% per annum calculated on the basis of a 360-day year, consisting of twelve 30 calendar day periods, and shall accrue interest daily commencing from the date of any draw down until paid in full on the maturity date. The Company recognized deferred loan costs of approximately $78,000 in relation to the closing of the Revolving Loan Agreement as an asset on the unaudited condensed consolidated balance sheet. These deferred loan costs are being amortized to interest expense on a straight-line basis to the maturity of the Revolving Loan Agreement. During the three and nine months ended September 30, 2025, the Company recognized $18,183 and $48,109 in interest expense related to the amortization of these deferred loan costs, respectively.

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

As of September 30, 2025, the Company has not yet drawn on the Revolving Note and no balances are outstanding.

2024 Convertible Bridge Notes

During October 2024, the Company completed a senior convertible note offering in two closings, as further described below.

On October 14, 2024, the Company issued an aggregate of $600,000 (of an up to $1.3 million authorized financing) senior secured convertible notes due in October 2025, which accrue interest at 14.5% interest per year. The notes include a 5% original issue discount and the Company received $570,000 in proceeds. The notes are optionally convertible by each holder at a 10% premium beginning three months after the date of issuance, and the conversion price would have been the 5-day volume-weighted average price (“VWAP”) immediately prior to Closing, unless re-set (one-time only) by a lower price of an offering entered into by the Company during the term of the notes. The conversion price was subsequently reset in March 2025 to $7.50 per share, as adjusted. The Company has the option to prepay the notes at any time for 107% of total outstanding balance and any outstanding principal will be paid in conversion of shares of common stock at a 15% discount at the end of the term, subject to the Company’s exercise of the optional prepayment right. Any accrued interest will be repaid quarterly in cash. The Company also issued warrants to the lenders to purchase an aggregate 9,639 shares of common stock, exercisable at $35.00 per share, with such warrants expiring five years from issuance. In addition, the Company’s former Chief Executive Officer and Chief Scientific Officer, Dr. Anatoly Dritschilo, invested a total of $237,500 in this financing round, in exchange for a $250,000 convertible note (see Note 4).

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

As of December 31, 2024, the Company used a Monte Carlo simulation model to calculate the fair value of the Convertible Bridge Notes. The Convertible Bridge Notes were classified within Level 3 of the fair value hierarchy at the initial measurement date, due to the use of unobservable inputs. The key inputs into the model for the Convertible Bridge Note were as follows:

December 31, 2024
Risk-free interest rate	4.16%
Expected term (years)	0.83
Quoted VWAP	$20.50
Volatility	57.50% - 97.14%
Discount rate	40% - 60%
Probability assessment[1]	10% - 40%
Illiquidity discount	(26)%

(1)	Probability assessments include the probabilities that subsequent successful capital raises (in terms of amounts raised and timing) are not executed and the probability that the securities issuable under the convertible bridge notes are not timely registered.

Due to the short duration between the reporting date and mandatory conversion of the Convertible Bridge Notes, as of September 30, 2025, the Company calculated the fair value based on the number of shares into which the Convertible Bridge Notes will convert in mandatory conversion and the fair value of the Company’s common stock as of the reporting date. Upon mandatory conversion of the current outstanding principal, the Company expects to issue 117,612 shares of common stock. The fair value of the Company’s common stock at September 30, 2025 was $3.55 per share. As of September 30, 2025, the fair value of the Convertible Bridges Notes was $417,516.

The following table summarizes the changes in the carrying value of the Convertible Bridge Notes:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance - December 31, 2024	$684,205
Conversion of Convertible Bridge Note (at fair value)	(121,750)
Payments of coupon interest	(87,857)
Gain on change in fair value	(57,082)
Balance - September 30, 2025	$417,516

Alto Opportunity Master Fund, SPC

On January 11, 2023, the Company entered into a securities purchase agreement (the “SPA”) with Alto Opportunity Master Fund, SPC – Segregated Master Portfolio B, a Cayman entity (the “Investor”), pursuant to which the Company sold to the Investor a $4,300,000 convertible note (the “Alto Convertible Note”) and warrant (the “Alto Warrant”) to purchase 5,091 shares of common stock, exercisable at $470.00 per share, in exchange for gross proceeds of $3,935,000 (the “Investment Amount”) (See Note 6). As a consequence of the Company issuing the Convertible Bridge Notes, and then subsequently completing the Equity Financings in March 2025 and June 2025, the exercise price of the Alto Warrant was adjusted to $3.38. The Company determined that the Alto Warrant contains a net cash settlement feature at inception and categorized the Alto Warrant as a liability in the accompanying unaudited condensed consolidated financial statements. The Alto Convertible Note was amortized on a monthly basis and the Company could make such monthly amortization payments in cash or, subject to certain equity conditions, in registered shares of common stock or a combination thereof. Installments could be deferred by the noteholder, resulting in a variable interest rate. However, the effective interest rate was approximately 346% based on the internal rate of return calculated on a series of cash flows that occur at regular intervals. For equity repayment, the Alto Convertible Note was convertible into shares of common stock at a price per share equal to the lower of (i) $470.00 per share, as adjusted, (ii) 90% of the three lowest daily VWAPs of the 15 trading days prior to the payment date, or (iii) 90% of the VWAP of the trading day prior to payment date. The noteholder had an acceleration of installment amount conversion option (the “Alto Acceleration Option”), whereby the noteholder, with certain share percentage limitations, could convert to common stock any outstanding installment amount at an amount equal to the installment amount plus five times (5x) the installment amount at any time. The Company determined the Alto Acceleration Option was an embedded derivative within the host instrument and bifurcated it from the host instrument and recorded it as a derivative liability valued at $1,442,000 at inception, using a Monte Carlo simulation model (Note 7). The Alto Convertible Note was repayable over 26 months and bore interest at the rate of 5% per annum. Additionally, the note contained certain redemption options and “Make Whole” provisions.

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

During the three and nine months ended September 30, 2024, the Company recorded interest expense of $270,538 and $1,198,738, respectively, which included amortization of debt discount as interest expense of $247,430 and $1,079,444, respectively. During the three and nine months ended September 30, 2024, the Company settled $1,172,850 and $1,408,050 of principal, and $35,888 and $54,670 of accrued interest, which settlements were made in the form of 28,766 and 31,894 shares of common stock. During the three months ended September 30, 2024, the Company also paid $345,139 of principal and $22,724 of accrued interest for a total of $367,863. During the nine months ended September 30, 2024, the Company paid $846,806 of principal and $79,682 of accrued interest for a total of $926,488. In relation to the settlements described above, the Company recognized a loss on settlement of convertible debt of $762,186 and $833,501 for the three and nine months ended September 30, 2024.

Note 6 - Stockholders’ Equity

Common Stock

During the nine months ended September 30, 2025, the Company issued:

●	12,000 shares of common stock upon conversion of $81,818 of principal related to a partial conversion of the Convertible Bridge Notes,
●	53,637 shares of common stock as part of a public offering,
●	48,747 shares of common stock issued for vesting of restricted stock units,
●	21,924 shares of common stock as part of a private placement,
●	36 shares of common stock issued for rounding of reverse stock split fractional shares, and
●	936,070 shares of common stock issued for exercise of pre-funded warrants.

During the nine months ended September 30, 2024, the Company issued:

●	31,894 shares of common stock to settle $1,408,050 of principal and $54,670 of interest on a convertible note and incurred $833,501 of loss on settlement,
●	975 shares of common stock issued for vesting of restricted stock units, and
●	4,629 shares of common stock issued for reverse stock split fractional share round up.

March 2025 Equity Financing

On March 12, 2025, the Company entered into an Underwriting Agreement (the “Underwriting Agreement”) with WestPark Capital, Inc. (“WestPark”) as the sole underwriter (the “Underwriter”), related to a public offering (the “Offering”) of (i) 53,637 shares of common stock of the Company, at a public offering price of $7.50 per share and (ii) pre-funded warrants to purchase 713,030 shares of common stock at an exercise price of $0.025 per share, at a public offering price of $7.475 per Pre-Funded Warrant (the “March 2025 Pre-Funded Warrants”). The Offering closed on March 13, 2025.

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

As of September 30, 2025, all 713,030 of the March 2025 Pre-Funded Warrants have been exercised.

June 2025 Private Placement

On June 20, 2025, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) in a private placement, and engaged WestPark Capital, Inc. (“WestPark”) as the sole placement agent (the “Placement Agent”), pursuant to which the Company agreed to sell an aggregate of $4.3 million of its securities. The private placement consisted of the issuance of (i) 21,924 shares of common stock of the Company and purchase price of $3.60 per share, and (ii) 1,158,953 pre-funded warrants, each to purchase one share of common stock of the Company at a purchase price of $3.599 and exercise price of $0.001 per pre-funded warrant (the “June 2025 Pre-Funded Warrants”) to one investor. The private placement closed on June 24, 2025. The private placement resulted in gross proceeds of approximately $4.3 million and net proceeds of approximately $3.9 million, reflecting approximately $0.4 million of placement agent fees, legal costs and other expenses connected with the transaction.

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

In connection with the Securities Purchase Agreement, the Company entered into a registration rights agreement with the investor. Pursuant to the registration rights agreement, the Company agreed to file a registration statement with the Securities and Exchange Commission (the “SEC”) to register for resale the shares of common stock, and the shares issuable upon exercise of the pre-funded warrants issued under the purchase agreement, within 10 days of the closing date, and to have such registration statement declared effective within 90 days of the closing date (or 120 days if the registration statement is reviewed by the SEC). The registration rights agreement provided that the Company would be obligated to pay certain liquidated damages to the investor if the Company failed to file the resale registration statement, or to have such registration statement declared effective by such dates. The Company was prepared to file the registration statement within the deadline required under the registration rights agreement but due to requests by the investor, the Company did not file the registration statement until August 4, 2025, upon receiving the investor’s request to do so. The registration statement was declared effective on August 11, 2025.

The Company concluded that the shares and June 2025 Pre-Funded Warrants met the requirements to be classified in stockholders’ equity, and the proceeds from the issuance of the shares and June 2025 Pre-Funded Warrants have been recorded in additional paid-in capital.

As of September 30, 2025, 150,000 pre-funded warrants related to the June 2025 Private Placement have been exercised.

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

During the nine months ended September 30, 2025, holders of pre-funded warrants exercised their warrants resulting in the issuance of 936,070 shares of common stock. As of September 30, 2025, 1,008,953 pre-funded warrants remained unexercised and outstanding and have no expiration date.

A summary of activity regarding warrants to purchase common stock (excluding pre-funded warrants) for the nine months ended September 30, 2025 were as follows:

	Number of	Weighted Average	Average
	warrants	Exercise Price	Life (years)
Outstanding, December 31, 2024	138,582	$46.92	4.67
Granted	—	—	—
Forfeited	(1,690)	800	—
Outstanding, September 30, 2025	136,892	$37.62	3.97

The warrants had intrinsic value of $865 as of September 30, 2025. All of the outstanding warrants are exercisable as of September 30, 2025.

Equity Incentive Plan

The Company’s 2018 Equity Incentive Plan (the “2018 Plan”) provides for equity incentives to be granted to employees, executive officers, directors and key advisers and consultants. Equity incentive grants may be made in the form of stock options with an exercise price of not less than the fair market value of the underlying shares as determined pursuant to the 2018 Plan, restricted stock awards, other stock-based awards, or any combination of the foregoing. The 2018 Plan is administered by the Company’s compensation committee. In May 2025, the Company increased the shares authorized under the 2018 Plan by 5,000,000 shares. As of September 30, 2025, the Company has authorized 8,000,000 shares of common stock for issuance under the 2018 Plan. As of September 30, 2025, 219,180 shares have been granted, net of forfeitures, under the 2018 Equity Incentive Plan, of which 52,358 shares have vested.

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

During the three and nine months ended September 30, 2025, pursuant to agreements with directors, officers and consultants, 171,054 and 231,720 RSUs with a value of $0.6 million and $1.1 million, respectively, were granted with vesting terms ranging from six months to three years. During the three and nine months ended September 30, 2024, 0 and 2,139 RSUs, respectively, with a value of $0 million and $0.1 million, respectively, were granted.

Stock-based compensation expense was classified as follows for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Research and development	$51,388	$13,033	$372,603	$60,019
General and administrative	82,930	32,242	345,614	167,868
	$134,318	$45,275	$718,217	$227,886

On February 27, 2025, the Company entered into a Revolving Loan Agreement with Bowery Consulting Group Inc. (“Bowery”) where the Company may borrow from Bowery an aggregate principal amount of up to $2,000,000 (see Note 5). As part of one of the lender conditions, no less than four of the current board members were to resign, with three new nominees to be elected and appointed by the remaining members of the Company’s Board of Directors. Upon the resignation of the four board members, vesting of all outstanding unvested RSUs held by the departing board members were allowed to accelerate immediately. The Company concluded that the acceleration represented a modification of the outstanding unvested RSUs. As a result of the modification, the Company recorded approximately $0.5 million of stock-based compensation expense. On September 8, 2025, the managing partner of Bowery was appointed to the Company’s Board of Directors. As a result, Bowery became a related party effective as of that date

On May 8, 2025, the Company and Dr. Anatoly Dritschilo (“Dr. Dritschilo”) executed a Settlement Agreement and General Release pursuant to which Dr. Dritschilo agreed to resign from his position as the Company’s Chief Scientist Officer and Director of the Company’s Board of Directors on May 9, 2025. Under the Agreement and as consideration for timely signing, not timely revoking, and compliance with the promises made therein, the Company agreed to issue 38,565 RSUs, which vests in two years from issuance date. The fair value of the Company’s common stock at close of market on May 9, 2025 was $5.825 per share, for an aggregate fair value of the RSUs of $224,641.

On August 31, 2025 and September 11, 2025, Steve Richards and Joseph Tung, respectively, resigned from their positions on the Board of Directors. Upon the resignation of the two board members, vesting of 7,367 RSUs held by each departing board member, for a total of 14,734 were allowed to accelerate immediately and the remaining unvested RSUs were forfeited. The Company concluded that the acceleration represented a modification of the outstanding unvested RSUs. As a result of the modification, the Company recorded approximately $30,503 of stock-based compensation expense.

As of September 30, 2025, there was $0.7 million of unrecognized RSU compensation cost related to non-vested stock-based compensation arrangements which is expected to be recognized over a weighted-average period of 2.17 years.

The following is a summary of activity regarding Restricted Stock Units issued:

	Number of RSU	Weighted Average Fair Value Per RSU
Outstanding, December 31, 2024	43,386	$21.00
Granted	231,720	4.79
Forfeited	(59,537)	5.60
Vested	(48,747)	16.02
Outstanding, September 30, 2025	166,822	$5.42

Note 7 – Derivative Liabilities

Fair Value Assumptions Used in Accounting for Derivative Liabilities

ASC 815 requires the Company to assess the fair market value of derivative liabilities at the end of each reporting period and recognize any change in the fair market value as other income or expense.

In October 2024, in connection with the October 2024 Equity Financing, the Company issued warrants to purchase 118,033 shares of common stock, with an exercise price of $35.00 per share, valued at inception at $0.2 million and as of September 30, 2025, at less than $0.1 million. The Company determined that the derivative liabilities from the warrants issued in relation to the October 2024 Equity Financing did not qualify for classification as equity instruments as they did not meet the requirements to be considered indexed to the Company’s own stock, due to potential variability in the settlement amount upon a fundamental transaction, as defined.

In January 2023, in connection with the Alto Convertible Note, the Company issued warrants to purchase 5,091 shares of common stock, with an exercise price of $3.38 per share, as adjusted, valued at inception at $1.1 million and as of September 30, 2025, at less than $0.1 million. The Company determined that the derivative liabilities from the warrants issued in relation to the Alto Convertible Note did not qualify for classification as equity instruments due to the existence of certain net cash settlement provisions that are not within the sole control of the Company. In addition, there are certain down round provisions that could reduce the exercise price if the Company issues securities at lower prices in the future.

The Company has determined the Acceleration Option in the Alto warrants is an embedded derivative within the host instrument and has bifurcated it from the host instrument and recorded it as a derivative liability valued at $1.4 million at inception, using a Monte Carlo simulation model. The Company determined its derivative liability from the noteholder’s Acceleration Option for the Alto Convertible Note was not clearly and closely related to the host and should thus be accounted for as a bifurcated derivative liability. As of September 30, 2025, the value of the Acceleration Option was $0 as the Alto Convertible Note was settled in full by September 30, 2024.

The Company classifies these derivative liabilities as a Level 3 fair value measurement. As of December 31, 2024, the Company utilized a Monte Carlo simulation to calculate the fair value of the October 2024 Equity Financing warrants. The key inputs for the Monte Carlo simulation as of December 31, 2024, were as follows:

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

As of September 30, 2025, the Company utilized a probability-weighted expected return method (“PWERM”), which assumed various scenarios and the potential value of the October 2024 Equity Financing warrants at various stock prices of the Company’s common stock. The scenarios included stock prices up to $35.50 and probabilities ranging from 50% to 13%. Changes in assumptions did not have a material impact to the concluded fair value.

The following table summarizes the changes in the derivative liabilities:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Warrants	Alto Acceleration Feature
Balance - December 31, 2024	$25,281	$—
Gain on change in fair value	(2,643)	—
Balance - March 31, 2025	$22,638	—
Gain on change in fair value	(11,673)	—
Balance - June 30, 2025	$10,965	$—
Gain on change in fair value	(2,427)	—
Balance - September 30, 2025	$8,538	$—

Note 8 – Commitments and Contingencies

On April 3, 2025, the Company, entered into a consulting agreement with the IR Agency LLC (the “IR Agency”). Pursuant to the consulting agreement, IR Agency agreed to provide certain marketing and advertising services to communicate information about the Company to the financial community, including, but not limited to, creating personnel profiles, media distribution and building a digital community with respect to the Company. As consideration for the performance of the services, the Company paid the IR Agency $2.0 million on April 5, 2025. The term of the consulting agreement will be three months starting on April 3, 2025. For the nine months ended September 30, 2025, the Company incurred $2.0 million of costs under the consulting agreement.

On September 15, 2025, the Company, entered into another consulting agreement with the IR Agency to continue the services contracted for in April 2025. As consideration for the performance of the services, the Company paid the IR Agency an additional $1,450,000. The term of this consulting agreement will be two months. For the three months ended September 30, 2025, the Company incurred $0.5 million of costs under the consulting agreement.

On December 16, 2024, the Company entered into a sponsored research agreement (the “Sponsored Research Agreement”) with the Regents of the University of California, on behalf of its San Francisco campus (the “UCSF”), pursuant to which UCSF’s employees will conduct research on a project entitled “Investigation of 18F-fluorodeboronation method for PSMA targeting ligand radiolabeling and evaluation in prostate cancer models” (the “Research Program”). Under the terms of the Sponsored Research Agreement, the Company will bear the total cost of $0.3 million of the Research Program and has an exclusive license to the intellectual property underlying the research. This Sponsored Research Agreement will be effective for a period of one year and may be extended by written mutual consent of the parties. During the three and nine months ended September 30, 2025, the Company made prepayments of $0 and $0.2 million, respectively, and amortized $0.1 million and $0.2 million, respectively, of costs under the Sponsored Research Agreement.

In January 2025, the Company entered into a change order to its existing agreement with Theradex Systems, Inc., the Company’s primary third-party CRO, for purposes of supporting the Company’s clinical trials of Ropidoxuridine. Following the change order, the Company’s total cost limit increased by $3.0 million, for an aggregate of $5.3 million, of which $2.0 million has not yet been incurred. On October 15, 2025, the Company received a letter from Theradex Systems, Inc., providing written notice of termination of the master agreement, dated November 1, 2018 (See Note 10).

In March 2025, the Company entered into a consulting services agreement (the “Consulting Agreement”) with Bowery Consulting Group Inc. (the “Consultant”). According to the Consulting Agreement, the Consultant will provide consulting services in connection with the Company’s business, advising on viability of plans for scaling activities, growth and capital raising strategies, and costs minimization associated with technological platform improvements and marketing spend. On September 8, 2025, the managing partner of the Consultant was appointed to the Company’s Board of Directors. As a result, the Consultant became a related party effective as of that date. The Company agreed to pay the Consultant $260,000 for their services, of which the Company recognized expense of $0.1 million and $0.3 million during the three and nine months ended September 30, 2025 related to the Consulting Agreement.

On November 10, 2021, the Company entered into an engagement agreement (“EA”) with Boustead designating Boustead as its exclusive financial advisor for corporate finance activities and subsequently, on August 29, 2022, the Company entered into an underwriting agreement with Boustead in conjunction with the Company’s IPO. The EA contained an up to three-year right of first refusal (“ROFR’) and the Underwriting Agreement, which overrode conflicting terms in the EA, contained a two-year ROFR following the September 2, 2022 closing of the Company’s IPO. Further, Boustead also had a ROFR in conjunction with the Company’s terminated rights offering, which provided Boustead with a ROFR through February 7, 2025. Following the Company’s engagement agreement and underwriting agreement with WestPark Capital dated February 10, 2025 and March 13, 2025, respectively, Boustead asserted it has ROFR rights, demanding termination of WestPark’s engagement and claiming entitlement to compensation under the Boustead EA. As of the reporting date, there are no conditions indicating a loss has been incurred, nor does the Company believe a loss is probable and reasonably estimable, therefore no accrual for a potential loss has been recorded.

The Company is, from time to time, involved in various legal proceedings relating to claims arising in the ordinary course of its business. Neither the Company nor any of its subsidiaries is a party to any such legal proceeding the outcome of which, individually or in the aggregate, is expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Note 9 – Business Segment Information

The Company operates as one operating segment with a focus on products designed to address limitations of the current cancer therapies and extend new applications of radiation therapy. The CEO, as our chief operating decision maker (CODM), manages and allocates resources to the operations of the Company on a consolidated basis, considering primarily research and development expenditures, cash burn and net loss. This enables the CEO to assess our overall level of available resources and determine how best to deploy these resources across products and research and development projects in line with the longer-term Company-wide strategic goals. In March 2025, the Company appointed an Interim CEO, who assumed the role of CODM. Our former CEO continued to chair the Company’s Board of Directors and serve in a corporate role as Chief Scientific Officer until his retirement on May 9, 2025. This appointment did not result in any immediate changes to the reporting metrics that the CODM uses to manage and allocate resources to the operations of the Company.

The accounting policies of our reportable segment are the same as those described in the “Summary of Significant Accounting Policies” for the Company. All costs, research and development expenses, general and administrative expenses, other operating expenses, interest expense, depreciation, corporate overhead assets (workforce, intellectual property, etc.) are fully allocated to the Company’s one segment. Significant segment expenses include payroll and costs incurred for the Company’s primary third-party contract research organization (“CRO”). During the three and nine months ended September 30, 2025 and 2024, the Company incurred payroll expenses classified in our unaudited condensed consolidated statements of operations as research and development of $0.1 million and $0.6 million, respectively, and $0.2 million and $0.7 million, respectively. During the three and nine months ended September 30, 2025 and 2024, the Company incurred payroll expenses classified in our unaudited condensed consolidated statements of operations as general and administrative of $0.1 million and $0.4 million, respectively, and $0.2 million and $0.5 million, respectively. During the three and nine months ended September 30, 2025, the Company incurred third-party CRO expenses of $0.5 million and $1.8 million, respectively, all of which is classified in our unaudited condensed consolidated statements of operations as research and development. All other operating expenses in our unaudited condensed consolidated statements of operations are characterized as other segment expenses which, after factoring in other income and expenses, reconcile to net loss for each period. The Company’s reportable segment’s profit or loss, assets, significant expenses and other specified items are consistent with the financial information disclosed in our unaudited condensed consolidated financial statements. See the unaudited condensed consolidated financial statements for the financial information of the Company’s one segment.

Note 10 – Subsequent Events

In October and November 2025, the Company issued a total of 250,000 shares of Pre-Funded Warrants from the Pre-Funded Warrant Shares reserved for issuance upon the exercise of Pre-Funded Warrants, leaving a total of 758,953 Pre-Funded Warrant Shares available for exercise.

In October 2025, the October 2024 Convertible Bridge Notes converted into 117,612 shares of common stock due to reaching maturity. The Convertible Bridge Notes converted based on the conversion price of $7.50 and a 15% discount, for a share price of $6.38, based on the mandatory conversion terms in the Convertible Bridge Notes. See Note 5 for more information.

On October 15, 2025, the Company received a letter from Theradex Systems, Inc. (“Theradex”), the Company’s primary third-party contract research organization, providing written notice of termination of the master agreement, dated November 1, 2018, between the Company and Theradex, and all work orders thereunder, and demanding immediate payment of all outstanding amounts owed thereunder in the aggregate amount of $1.1 million. The Company has accrued for the outstanding amount and it is included in accounts payable and accrued expenses on the unaudited condensed consolidated balance sheet as of September 30, 2025. The termination of the Master Agreement with Theradex introduces uncertainty regarding the continuity and timing of our Ropidoxuridine clinical trials, as Theradex was our primary CRO. We are currently evaluating options and alternatives and assessing the potential impact on business, which could materially affect our development plans and financial position.

On October 20, 2025, the Company entered into a binding term sheet with 1542770 BC Ltd. (“Molecule”). The term sheet sets forth the material business terms of a transaction under which the Company or its affiliate will purchase from Molecule substantially all of Molecule’s assets and liabilities for a purchase price of $10,000,000 payable in a combination of cash and shares of common stock of the Company (which combination of cash and common stock is subject to the Company’s sole determination) over time and subject to the achievement of certain milestones. The parties agreed that they will enter into one or more written agreements embodying the terms of the term sheet and effectuating the transactions contemplated thereby, that will address in further detail the matters covered by the term sheet, together with additional customary terms and conditions regarding the transaction. Completion of the transaction will be subject to, among other customary conditions, negotiation and execution of such definitive agreements, approval of the Company’s board of directors, and completion of due diligence by both parties.

On November 3, 2025, the Company entered into a securities purchase agreement with the purchaser, pursuant to which the Company agreed to issue and sell to the purchaser in a private placement transaction (the “November 2025 Offering”) a pre-funded warrant to purchase up to 625,156 shares of common stock of the Company, par value $0.00001 per share for aggregate gross proceeds of approximately $2.5 million, before deducting placement agent fees to WestPark Capital, Inc. and offering expenses payable by the Company. The November 2025 Offering closed on November 4, 2025. The Company intends to use the net proceeds from the November 2025 Offering for marketing, general corporate purposes and working capital purposes.

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

On October 15, 2025, the Company received a letter from Theradex Systems, Inc., providing written notice of termination of the master agreement, dated November 1, 2018 (the “Master Agreement”), between us and Theradex, and all work orders thereunder, and demanding immediate payment of all outstanding amounts owed thereunder in the aggregate amount of $1.1 million. The Company has accrued for the outstanding amount and it is included in accounts payable and accrued expenses on the condensed consolidated balance sheet as of September 30, 2025.

The potential termination of the Theradex Master Agreement and execution of a letter of intent with Molecule.ai disclosed elsewhere in this filing introduces uncertainty regarding the continuity and timing of our clinical trials and strategic business direction. We are currently evaluating options and alternatives and assessing potential business impacts, all of which could materially affect our plans and financial position. This evaluation is ongoing and management has made no specific decisions or commitments other than disclosed herein.

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

Results of Operations

Comparison of the three months ended September 30, 2025 and 2024

The following table summarizes the results of our operations:

	Three Months Ended
	September 30,
	2025	2024	Change	%
Revenue	$—	$—	$—	—
Operating expenses:
Research and development	943,478	1,400,564	(457,086)	(33)%
General and administrative	886,055	328,995	557,060	169%
Legal and professional	437,409	1,322,002	(884,593)	(67)%
Total operating expenses and loss of operations	2,266,942	3,051,561	(784,619)	(26)%

Other income (expense):
Interest expense - related parties	(721)	(2,137)	1,416	(66)%
Interest expense	(18,183)	(270,538)	252,355	(93)%
Interest income	486	2,524	(2,038)	(81)%
Change in fair value of derivative liabilities	2,427	286,316	(283,889)	(99)%
Change in fair value of convertible notes	(64,369)	—	(64,369)	100%
Gain on sale of marketable securities	—	56,398	(56,398)	(100)%
Change in fair value of marketable securities	—	(42,898)	42,898	(100)%
Loss on settlement of convertible debt	—	(762,186)	762,186	(100)%
Total other expense	(80,360)	(732,521)	652,161	(89)%
Net loss	$(2,347,302)	$(3,784,082)	$1,436,780	(38)%

Research and Development. Total research and development (“R&D”) expense was $0.9 million for the three months ended September 30, 2025, as compared to $1.4 million to the three months ended September 30, 2024. The decrease in total R&D expense of $0.5 million, or 33%, is primarily related to a $0.5 million decrease in subcontractor expenses and $0.2 million decrease in R&D compensation related expenses in the three months ended September 30, 2025 compared to the three months ended September 30, 2024. Subcontractor expense made up 78% of total R&D expenses in the three months ended September 30, 2025 and 73% of total R&D expenses during the three months ended September 30, 2024. R&D compensation related expenses were $0.2 million in the three months ended September 30, 2025 as compared to $0.3 million in the three months ended September 30, 2024. For the three months ended September 30, 2025, R&D compensation related expenses were 16% as a percent of total R&D expense, representing a decrease from the 22% of total R&D incurred in the three months ended September 30, 2024. The decrease is largely attributable to the lower employee headcount year over year and retirement of our CSO.

General and Administrative Expenses. General and administrative expenses in the three months ended September 30, 2025 increased by $0.6 million, or 169%, from $0.3 million in the three months ended September 30, 2024 to $0.8 million in the three months ended September 30, 2025. The increase in general and administrative expenses was primarily due to costs associated with advertising for investor relations of $0.5 million for the three months ended September 30, 2025.

Legal and Professional Expenses. During the three months ended September 30, 2025, legal and professional expenses decreased by $0.9 million or 67% compared to the same period in 2024. The decrease in legal and professional fees was primarily due to higher accounting expenses in the three months ended September 30, 2024 compared to the three months ended September 30, 2025 related to the restatement and reaudit of the Company’s financial statements, which occurred and concluded in 2024.

Other Expense. During the three months ended September 30, 2025, other expense decreased by $0.7 million or 89% compared to the same period in 2024. The decrease was primarily driven by a $0.3 million decrease in interest expense, $0.8 million decrease in loss on settlement of convertible debt, partially offset by a $0.3 million decrease in change in fair value of derivative liabilities, $0.1 million decrease in loss on change in fair value of convertible notes, and $0.1 million decrease in gain on sale of marketable securities.

Comparison of the nine months ended September 30, 2025 and 2024

The following table summarizes the results of our operations:

	Nine Months Ended
	September 30,
	2025	2024	Change	%
Revenue	$—	$—	$—	—
Operating expenses:
Research and development	3,542,953	2,632,387	910,566	35%
General and administrative	3,829,264	963,642	2,865,622	297%
Legal and professional	1,756,372	2,323,013	(566,641)	(24)%
Total operating expenses and loss of operations	9,128,589	5,919,042	3,209,547	54%

Other income (expense):
Interest expense - related parties	(8,730)	(2,137)	(6,593)	309%
Interest expense	(43,847)	(1,198,738)	1,154,891	(96)%
Interest income	567	38,135	(37,568)	(99)%
Change in fair value of derivative liabilities	16,743	340,405	(323,662)	(95)%
Change in fair value of convertible notes	57,082	—	57,082	100%
Gain on sale of marketable securities	—	100,118	(100,118)	(100)%
Change in fair value of marketable securities	—	(71,568)	71,568	(100)%
Loss on settlement of convertible debt	—	(833,501)	833,501	(100)%
Total other (expense) income	21,815	(1,627,286)	1,649,101	(101)%
Net loss	$(9,106,774)	$(7,546,328)	$(1,560,446)	21%

Research and Development. Research and development (“R&D”) expense was $3.5 million for the nine months ended September 30, 2025, as compared to $2.6 million for nine months ended September 30, 2024. The increase of $0.9 million, or 35%, is primarily related to the Company having completed production of the drug product and the start of work related to the initiation of trials including contract research organization (“CRO”) expenses, clinical trial sites, other regulatory activities.

R&D compensation related expenses were $1.0 million in the nine months ended September 30, 2025 as compared to $0.9 million in the nine months ended September 30, 2024. For the nine months ended September 30, 2025, R&D compensation related expenses were 29% as a percent of total R&D expense, representing a decrease from the 36% of total R&D incurred in the nine months ended September 30, 2024. The decrease in R&D compensation related expenses is largely attributable to the retirement of our former CEO and Chief Scientific Officer in early May 2025. Subcontractor expense made up 67% of total R&D expenses in the nine months ended September 30, 2025 and 38% of total R&D expenses during the nine months ended September 30, 2024.

General and Administrative Expenses. General and Administrative expenses in the nine months ended September 30, 2025 increased by $2.9 million, or 297% from $1.0 million in the nine months ended September 30, 2024 to $3.8 million in the nine months ended September 30, 2025. The increase in general and administrative expenses was primarily due to costs associated with advertising for investor relations and filing expenses of $2.5 million, $0.3 million increase in general and administrative stock-based compensation expense, and other administrative costs.

Legal and Professional Expenses. During the nine months ended September 30, 2025, legal and professional expenses decreased by $0.6 million or 24%. The decrease in legal and professional fees was primarily due to higher expenses related to our public filing requirements including the restatement and reaudit of the Company’s financial statements, contracts and financing related work that occurred in the nine months ended September 30, 2024 than compared to the nine months ended September 30, 2025.

Other Income (expense). During the nine months ended September 30, 2025, other income (expense) decreased by $1.6 million or 101% compared to the same period in 2024. The decrease was primarily driven by a $1.2 million decrease in interest expense, $0.1 million increase in the change in fair value of convertible notes, $0.1 million increase in the change in fair value of marketable securities, $0.8 million decrease in the loss on settlement of convertible debt, partially offset by $0.3 million decrease in the change in fair value of derivative liabilities, and a $0.1 million decrease in the gain on sale of marketable securities.

The potential termination of the Theradex Master Agreement and execution of a letter of intent with Molecule.ai disclosed elsewhere in this filing introduces uncertainty regarding the continuity and timing of our clinical trials and strategic business direction. We are currently evaluating options and alternatives and assessing potential business impacts, all of which could materially affect our plans and financial position. This evaluation is ongoing and management has made no specific decisions or commitments other than disclosed herein.

Liquidity and Capital Resources

Our unaudited condensed consolidated financial statements are prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. We have incurred losses since inception and had a net loss of $9.1 million and no revenues generated during the nine months ended September 30, 2025 and working capital of approximately $1.3 million as of September 30, 2025. We do not expect to generate positive cash flows from operating activities in the near future.

In January 2025, we entered into a change order to the existing agreement with Theradex Systems, Inc., our primary third-party CRO, for purposes of supporting our clinical trials of Ropidoxuridine. Following the change order, our total cost limit increased by $3.0 million, for an aggregate of $5.3 million, of which $0.6 million had not yet been incurred as of September 30, 2025. On October 15, 2025, the Company received a letter from Theradex Systems, Inc., providing written notice of termination of the master agreement, dated November 1, 2018 (the “Master Agreement”), between us and Theradex, and all work orders thereunder, and demanding immediate payment of all outstanding amounts owed thereunder in the aggregate amount of $1.1 million. The Company has accrued for the outstanding amount and it is included in accounts payable and accrued expenses on the condensed consolidated balance sheet as of September 30, 2025. The termination of the Master Agreement with Theradex introduces uncertainty regarding the continuity and timing of our Ropidoxuridine clinical trials, as Theradex was our primary CRO. We are currently evaluating options and alternatives and assessing the potential impact on business, which could materially affect our development plans and financial position.

In March 2025, we entered into a consulting services agreement (the “Bowery Consulting Agreement”) with Bowery Consulting Group Inc. (the “Consultant”). According to the Bowery Consulting Agreement, the Consultant will provide consulting services in connection with our business, advising on viability of plans for scaling activities, growth and capital raising strategies and cost minimization associated with technological platform improvements and marketing spend. On September 8, 2025, the managing partner of the Consultant was appointed to the Company’s Board of Directors. As a result, the Consultant became a related party effective as of that date. We agreed to pay the Consultant $260,000 for their services, which we are not obligated to pay until we regain full Nasdaq listing requirement. We received notice from Nasdaq on July 2, 2025 that we had regained compliance with the listing requirement and have since paid the fee.

On April 3, 2025, the Company entered into a consulting agreement with the IR Agency LLC (the “IR Agency”). Pursuant to the consulting agreement, IR Agency agreed to provide certain marketing and advertising services to communicate information about the Company to the financial community, including, but not limited to, creating company profiles, media distribution and building a digital community with respect to the Company. As consideration for the performance of the Services, the Company paid the IR Agency $2.0 million on April 5, 2025. The term of the consulting agreement was three months starting on April 3, 2025. For the nine months ended September 30, 2025, the Company incurred $2.0 million of costs under the consulting agreement.

On September 15, 2025, the Company entered into another consulting agreement with the IR Agency. Pursuant to the consulting agreement, IR Agency agreed to provide marketing and advertising services to communicate information about the Company to the financial community, including, but not limited to, creating company profiles, media distribution and building a digital community with respect to the Company. As consideration for the performance of the Services, the Company paid the IR Agency $1,450,000. The term of the consulting agreement will be two months. For the three months ended September 30, 2025, the Company incurred $0.5 million of costs under the consulting agreement.

On October 2025, the Company converted the October 2024 Convertible Bridge Notes into 117,612 shares of common stock due to reaching maturity. The Convertible Bridge Notes converted at a share price of $6.38, which is the conversion price with a 15% discount per the Convertible Bridge Notes’ terms. See Note 5 for more information.

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

Recent Financings

On February 27, 2025, we entered into a Revolving Loan Agreement (the “Revolving Loan Agreement”) with a single lender. Pursuant to and under the terms of the Revolving Loan Agreement, we issued a revolving note dated February 28, 2025 in the principal amount of up to $2.0 million (the “Revolving Note”), which we may draw upon at our discretion from time to time through its maturity on February 28, 2026. The Revolving Note bears interest at the rate of 18% per annum calculated on the basis of a 360-day year, consisting of twelve 30 calendar day periods, and shall accrue interest daily commencing from the date of any draw down until paid in full.

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

On November 3, 2025, the Company entered into a securities purchase agreement with the purchaser, pursuant to which the Company agreed to issue and sell to the purchaser in a private placement transaction (the “November 2025 Offering”) a pre-funded warrant to purchase up to 625,156 shares of common stock of the Company, par value $0.00001 per share for aggregate gross proceeds of approximately $2.5 million, before deducting placement agent fees to WestPark Capital, Inc. and offering expenses payable by the Company. The November 2025 Offering closed on November 4, 2025. The Company intends to use the net proceeds from the November 2025 Offering for marketing, general corporate purposes and working capital purposes.

Balance Sheet Data:

	September 30,	December 31,
	2025	2024	Change	%
Current assets	$3,265,913	$2,210,917	$1,054,996	48%
Current liabilities	1,964,910	1,533,769	431,141	28%
Working capital	$1,301,003	$677,148	$623,855	92%

As of September 30, 2025, total current assets were $3.3 million and total current liabilities were $2.0 million, resulting in working capital of $1.3 million. As of December 31, 2024, total current assets were $2.2 million and total current liabilities were $1.5 million, resulting in a working capital of $0.7 million. The Company’s current assets as of September 30, 2025 are comprised of $2.1 million of cash and cash equivalents and $1.2 million of prepaid expenses and other current assets, with the increase from December 31, 2024 being primarily due to the March 2025 equity raise that provided $5.0 million in net cash and the June 2025 private placement that provided $3.9 million in net cash.

In addition, we continued progress on our R&D programs during the nine months ended September 30, 2025 that resulted in increased cash expenditures. The Company’s current liabilities as of September 30, 2025 are primarily comprised of $1.5 million of accounts payable and accrued expenses and $0.4 million of convertible notes payable carried at fair value. The increase in current liabilities is primarily due to an increase in accounts payable and accrued expenses of $0.9 million, partially offset by a $0.1 million decrease in convertible notes payable and a $0.2 million decrease in notes payable to related parties. This is primarily attributable to our efforts to preserve cash while we strive to raise funds to finance ongoing business and operations.

Cash Flows

	Nine Months Ended
	September 30,		Change	%
	2025	2024
Cash used in operating activities	$(8,508,633)	$(4,637,068)	$(3,871,565)	83%
Cash provided by investing activities	$—	$2,915,765	$(2,915,765)	100%
Cash provided by (used in) financing activities	$8,683,132	$(698,457)	$9,381,589	(1343)%
Cash and cash equivalents on hand	$2,094,643	$156,656	$1,937,987	1237%

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

During the nine months ended September 30, 2025, net cash used in operating activities of $8.5 million was primarily due to our net loss of $9.1 million, change in fair value of convertible notes of $0.1 million, and interest payments on convertible notes accounted for at fair value of $0.1 million, partially offset by stock-based compensation of $0.7 million.

During the nine months ended September 30, 2024, net cash flows used in operating activities was $4.6 million, consisting of a net loss of $7.5 million and change in fair value of derivative liabilities of $0.3 million, partially offset by loss on settlement of convertible debt of $0.8 million, amortization of debt discount and finance fees of $1.1 million, accrued interest settled with common stock of $0.1 million, stock-based compensation of $0.2 million, and the net change in operating assets and liabilities of $1.1 million.

Cash Flows from Investing Activities

For the nine months ended September 30, 2025, we did not have cash flows from investing activities. For the nine months ended September 30, 2024, cash provided by investing activities was primarily attributable to $3.0 million in proceeds from the disposition of marketable securities.

Cash Flows from Financing Activities

For the nine months ended September 30, 2025, cash flows from financing activities was primarily comprised of proceeds of $5.4 million from the sale of common stock and pre-funded warrants as part of the March 2025 equity financing, net of placement agent costs of $0.3 million, and proceeds of $4.1 million, from the sale of common stock and pre-funded warrants as part of the June 2025 equity financing, net of placement agent costs of $0.2 million, partially offset by $0.6 million of payments of other issuance costs for issuance of common stock and equity-classified warrants in the March 2025 and June 2025 equity financings, $0.1 million for finance costs, and $0.2 million of repayment of note payable-related party used to finance our ongoing operations. For the nine months ended September 30, 2024, we paid $0.8 million related to payments on a convertible note and $0.1 million for finance costs.

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

Research and Development Expense

Research and development expenses are charged to expense as incurred. Research and development expenses include, but are not limited to, product development, clinical and regulatory expenses, payroll and other personnel expenses, which may include portions of the Company’s executives to the extent they are actively involved in the research and development activities, materials, supplies, related subcontract expenses, and consulting costs. The periods presented include a portion of the Company’s former chief executive officer (prior to his transition to chief scientific officer), former chief operating officer, former vice president regulatory (formerly the chief financial officer) and directors’ compensation, prior to the individuals’ departures from the Company.

Fair Value of Convertible Notes

As permitted under ASC 825, Financial Instruments (“ASC 825”), we elected the fair value option to account for the October 2024 Convertible Bridge Notes. In prior periods, the valuation of the October 2024 Convertible Bridge Notes utilized a Monte Carlo simulation model. Monte Carlo simulation models require the use of simulations that are weighted based on projected future stock prices, the volatility of a set of guideline companies and significant unobservable inputs including probabilities assigned to not achieving a successful capital raise and a registration of related securities. Each simulation is based on the range of inputs in a scenario with the mean of the output on each simulation calculated as an average.

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

In the current reporting period, the Company calculated the fair value of the October 2024 Convertible Bridge Notes assuming a mandatory conversion due to the relatively short duration between the balance sheet date and the maturities in October 2025. The fair value was determined by calculating the number of shares into which the October 2024 Convertible Bridge Notes will convert in a mandatory conversion scenario, multiplied by the fair value per share of the Company’s common stock at the balance sheet date.

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

For warrants with uncertain or more complex terms (such as variability in the warrant shares or exercise price), we may utilize more complex models to address such provisions, including Monte Carlo simulations or Probability-Weighted Expected Return Methods (“PWERM”). Monte Carlo simulation models require the use of simulations that are weighted based on projected future stock prices, the volatility of a set of guideline companies and significant unobservable inputs including probabilities assigned. Each simulation is based on the range of inputs in a scenario with the mean of the output on each simulation calculated as an average. PWERM models require the estimate of an entity’s per share value of its common stock at various future outcomes and assigns a probability to each scenario. The value per share is then weighted based on the respective probabilities to determine a weighted-average expected return.

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

For our derivative financial instruments classified as a liability, we use a Monte Carlo valuation model to value the derivative instruments at inception and on subsequent valuation dates. The model requires the use of simulations that are weighted based the volatility of a set of guideline companies and significant unobservable inputs including probabilities assigned. Each simulation is based on the range of inputs in a scenario with the mean of the output on each simulation calculated as an average. The Monte Carlo simulation uses an implied VWAP for valuation. The implied VWAP was back solved by setting the summation of the parts (e.g., derivatives and debt without derivatives) equal to the cash proceeds and is updated each period.

The use of Monte Carlo valuation models require key inputs, some of which are based on estimates and judgments by management. Any change to these key inputs could produce significantly higher or lower fair value measurements.

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

As of September 30, 2025, our management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Such evaluation was carried out under the supervision of our Chief Executive Officer and our Chief Financial Officer, and our third-party financial service provider. Based on this evaluation, management concluded that our disclosure controls and procedures were, and continue to be, ineffective as of September 30, 2025. Based on the foregoing, our management concluded that our internal controls over the following financial reporting areas to be material weaknesses:

●	Our written policies and procedures over accounting transaction processing and period end financial close and reporting are limited, which has resulted in ineffective oversight in the establishment of proper monitoring controls over accounting and financial reporting; in addition, we lacked sufficient review and segregation of duties for certain financial transactions, manual journal entries, and critical financial spreadsheets, such that a proper review had not been performed by someone other than preparer, and that process documentation is lacking for review and monitoring controls over accounting and financial reporting. These were contributing factors which led to untimely filings for certain periods in fiscal year 2024.

●	We identified findings related to overall information technology general controls (“ITGCs”) including issues with super-user access and segregation of duties for systems supporting the Company’s internal control processes and controls.

●	We identified deficiencies in our entity level controls specifically related to timely communication of material contracts and other communications for consideration in the Company’s accounting and financial reporting processes.

Management’s Remediation Measures

While the Company has improved its organizational capabilities, the Company’s remediation efforts will continue to take place. Management is committed to maintaining a strong internal control environment. In response to the identified material weaknesses in the overall control environment, management is currently implementing additional measures which include:

●	Hired a new Chief Financial Officer during the second quarter of 2024 to bolster the Company’s internal technical accounting and financial reporting experience and provide bandwidth for the prior Chief Financial Officer to focus on the Company’s expanding clinical trial.

●	Engaged a third-party consulting firm to assist with the preparation of SEC reporting and other technical accounting matters.

●	Redesigned and implemented certain management review controls around the proper classification of operating expenses as research and development and general and administrative.

●	Redesigned and implemented formal communication by the Compensation Committee to and review of approved grants by executive management.

●	Committed to more formal and disciplined approach to significant actions and decisions made by the Board with the inclusion of the Company’s Chief Financial Officer.

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

Changes in Internal Control over Financial Reporting

Except for the remediation efforts described above, there has been no change in the Company’s internal control over financial reporting during the three months ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. Management will continue to monitor and evaluate the effectiveness of our internal controls and procedures over financial reporting on an ongoing basis and is committed to taking further action and implementing additional improvements as necessary.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are not party to, and our property is not the subject of, any material legal proceedings.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the quarter ended September 30, 2025, none of our directors or executive officers adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each item is defined Item 408(a) of Regulation S-K).

Item 6. Exhibits.

The following exhibits are filed or furnished with this report:

Exhibit No.	Description of Exhibit
10.1	The Consulting Agreement, dated September 15, 2025, between Shuttle Pharmaceuticals Holdings, Inc. and IR Agency LLC (incorporated by reference to the Current Report on Form 8-K filed on September 22, 2025).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
101	Inline XBRL Document Set for the financial statements and accompanying notes in Part I, Item 1, of this Quarterly Report on Form 10-Q.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHUTTLE PHARMACEUTICALS HOLDINGS, INC.

November 13, 2025	By:	/s/ Christopher Cooper
Christopher Cooper
Interim Chief Executive Officer
(Principal Executive Officer)

November 13, 2025	By:	/s/ Timothy J. Lorber
Timothy J. Lorber Chief Financial Officer
(Principal Financial and Accounting Officer)

