Form 10-K
period 2025-12-31
Shuttle Pharmaceuticals Holdings, Inc.
filed 2026-03-31
CIK 1757499

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the registrant’s common stock, par value $0.00001 per share, held by non-affiliates of the registrant, as computed by reference to the June 30, 2025 closing price reported by Nasdaq, was approximately $4,744,078.

The number of shares outstanding of the registrant’s common stock on March 24, 2026, was 5,591,290.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrant’s definitive Proxy Statement to be issued in conjunction with the registrant’s 2026 Annual Meeting of Shareholders, which is expected to be filed not later than 120 days after the registrant’s fiscal year ended December 31, 2025, are incorporated by reference into Part III of this Annual Report. Except as expressly incorporated by reference, the registrant’s Proxy Statement shall not be deemed to be a part of this Annual Report on Form 10-K.

Shuttle Pharmaceuticals Holdings, Inc.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K (including the section regarding Management’s Discussion and Analysis of Results of Operations, the “Annual Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are based on our management’s beliefs and assumptions and on information currently available to our management. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements relate to future events or our future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. All statements other than statements of historical facts contained in this Annual Report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “could,” “will,” “would,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “intend,” “predict,” “seek,” “contemplate,” “project,” “continue,” “potential,” “ongoing” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

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

You should not place undue reliance on forward-looking statements, because they involve known and unknown risks, uncertainties, and other factors, which are, in some cases, beyond our control and which could materially affect results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed in the section titled “Risk Factors” in this Annual Report, and in our other filings with the Securities and Exchange Commission (the “SEC”). Actual events or results may vary significantly from those implied or projected by the forward-looking statements due to these risk factors. No forward-looking statement is a guarantee of future performance. You should read this Annual Report, the documents that we reference in this Annual Report and the documentation we have filed as exhibits thereto with the SEC, with the understanding that our actual future results and circumstances may be materially different from what we expect.

Unless the context otherwise requires, the terms “the Company,” “Shuttle Pharma,” “we,” “us,” and “our” in this Annual Report refer to Shuttle Pharmaceuticals Holdings, Inc. and its subsidiaries.

Summary Risk Factors

The risks described under the heading “Risk Factors” beginning on page 8 of this Annual Report may cause us not to realize the full benefits of our strengths and/or may cause us to be unable to successfully execute all or part of our strategy. Some of the more significant challenges we face include:

●	Our ability to continue as a going concern in the near term is dependent upon us successfully raising additional equity or debt financing to fund our operations.
●	Recent and future acquisitions may have a material adverse effect on our ability to manage our business and our results of operations and financial condition.
●	If we are unable to acquire and retain customers for our Molecule.ai platform or if any of such customers renew licenses at lower prices, our future revenues may be negatively impacted.
●	While our Company’s management is working to improve our internal controls and procedures, at present management has determined that our internal controls were deemed to be inadequate, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public.
●	If we fail to comply with the continued listing requirements of The Nasdaq Stock Market, it could result in our common stock being delisted, which could adversely affect the market price and liquidity of our securities and could have other adverse effects.
●	Our ability to satisfy the continued listing requirements of the Nasdaq Capital Market and maintain the listing of our common stock.
●	Our stock price may be volatile, and purchasers of our common stock could incur substantial losses.
●	The future issuance of equity or of debt securities that are convertible into common stock will dilute our share capital.
●	If securities or industry analysts do not publish research or reports about our business, or if they issue an adverse or misleading opinion regarding our stock, our stock price and trading volume could decline.
●	Our board of directors has the authority, without stockholder approval, to issue preferred stock with terms that may not be beneficial to holders of our common stock and such issuance could potentially adversely affect stockholders’ voting power and perpetuate their control over us.

PART I

Item 1. Business

On November 21, 2025, we acquired substantially all of the assets and liabilities of Molecule.ai, a pharmaceutical software company building an artificial intelligence (“AI”) driven platform for molecular discovery and early-stage drug development. By combining modern AI techniques with structured scientific workflows, the Molecule.ai platform (hereafter, “Molecule.ai” or the “platform”) helps researchers explore the chemical space more efficiently, evaluate molecular ideas with greater clarity and make more informed decisions during the earliest stages of drug development. The platform is engineered to accelerate the iteration cycles that characterize modern drug discovery while preserving scientific reproducibility, traceability and operational reliability. Molecule.ai adapts state of the art AI algorithms to create a practical, domain-specific AI infrastructure layer for molecular research and development. We will seek to leverage Molecule.ai’s molecular modeling and predictive analytics platform to significantly augment our drug discovery and development business purpose. In tandem with the Molecule.ai asset acquisition, on November 20, 2025, we committed to a plan to wind-down our clinical trials of Ropidoxuridine (the “Clinical Trials”), our lead product candidate.

Molecule.ai is built on three core architectural components: a unified inference engine, an API-first integration layer and a modular model framework. The unified inference engine orchestrates model execution and multi-step reasoning through a deterministic and traceable sequence of operations. Molecule.ai uses an API-first design, which means that all platform capabilities can be accessed programmatically. All predictive and reasoning functions are modular, which allows the platform to expand over time without changing the underlying infrastructure. Molecule.ai currently supports three scientific and computational functions that reflect both its pharmaceutical focus and the structured inference techniques seen in modern agentic Large Language Model (“LLM”) systems: (1) molecular property prediction, (2) cross-molecule and cross-property evaluation and (3) prediction reasoning and structured molecular insights. The platform predicts a wide range of molecular properties that are relevant to early-stage discovery and medicinal chemistry and provides inference pipelines for predicting molecular properties. By using transformer-based models, the platform computes predictive outputs on a wide range of therapeutic tasks. The platform evaluates multiple molecules across multiple properties in a unified workflow, helping researchers quickly identify the most-promising candidates, understand trade-offs, and make structured, evidence-based decisions. Molecule.ai also includes a reasoning module that uses LLM-based structured inference to contextualize predictions, explain differences between compounds, perform rule-guided reasoning and produce narrative or structured scientific interpretations with the goal to make complex scientific outputs understandable and actionable for broader research and development audiences.

The broader competitive landscape in the AI ecosystem, especially AI-driven drug discovery, is rapidly advancing toward agentic AI systems and more integrated, end-to-end platforms. To stay at the front of this shift, Molecule.ai is expanding its molecule predictive capabilities, and automated multi-tool workflows. These expansions are designed in accordance with the agentic framework and multi-tool reasoning to further strengthen the platform. A new module will evaluate chemical–protein interaction likelihoods, which will help researchers estimate how molecules may interact with specific biological targets. Molecule.ai is adding biological context reasoning supported by curated genomic and disease-association evidence, which helps tie together chemical ideas with the biological systems they may ultimately affect. The platform will increasingly support insights that connect chemical properties with biological implications, which creates a more complete, end-to-end picture for early research teams. Molecule.ai is also developing an autonomous AI agent designed to reduce manual workload and accelerate early research cycles, which will interpret a discovery objective, plan a series of actions, route each step to the appropriate tools, evaluate preliminary outputs and iterate until a stable result is achieved.

The Molecule.ai platform adheres to strict engineering standards, including reproducibility, traceability, extensibility, scalability and interoperability, which align with modern AI infrastructure expectations for regulated biomedical environments. Molecule.ai aims to become the foundational AI layer for molecular and biological reasoning in pharmaceutical research and development. By integrating property prediction, biological context, multi-step reasoning and agentic automation, the platform seeks to accelerate early discovery while maintaining scientific reliability and operational transparency.

We are still evaluating additional business impacts from the discontinuance of the Clinical Trials and the acquisition of Molecule.ai, all of which could materially affect our plans and financial position.

Corporate Information

The Company was formed as a limited liability company in the state of Maryland in December 2012 and was converted to a C corporation in August 2016. In June 2018, we completed a share exchange with Shuttle Pharma Acquisition Corp. Inc. (“Acquisition Corp.”), pursuant to which Shuttle Pharmaceuticals, Inc. became a subsidiary of Acquisition Corp. and we subsequently changed the name of Acquisition Corp. to Shuttle Pharmaceuticals Holdings, Inc.

Intellectual Property

We have invested significant amounts of funds in research and development of Ropidoxuridine. Our research and development expenses before contract reimbursements related to Ropidoxuridine were $4,054,831 and $3,618,796 for the fiscal years ended December 31, 2025 and 2024 respectively, without receiving any reimbursements.

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

On November 20, 2025, the Company committed to a plan to wind-down its clinical trials of Ropidoxuridine (the “Clinical Trials”), our lead product candidate.

Employees

As of the date of this Annual Report, we have two full-time employees. We consider our relationship with our employees to be good.

Nasdaq Deficiency and Reverse Stock Splits

Our common stock currently is listed for quotation on the Nasdaq Capital Market (the “Nasdaq”). We are required to meet Nasdaq listing rules in order to maintain such listing, including a requirement that the Company maintain stockholders’ equity of at least $2.5 million. On September 10, 2024, we received a letter from the Nasdaq Listing Qualifications Staff (the “Nasdaq Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that it is no longer in compliance with the minimum stockholders’ equity requirement for continued listing on the Nasdaq Capital Market. Nasdaq Listing Rule 5550(b)(1) requires listed companies to maintain stockholders’ equity of at least $2.5 million. Our plan to regain compliance was accepted by Nasdaq and we were granted an extra 180-days, or until March 10, 2025, to regain compliance.

On December 31, 2024, the Company received a letter from Nasdaq Staff stating that for the 30 consecutive business day period between November 15, 2024 to December 30, 2024 the Company’s common stock had failed to maintain a minimum closing bid price of $1.00 per share, as required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”). Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), the Company had a period of 180 calendar days, or until June 30, 2025, to regain compliance with the Minimum Bid Price Requirement. To regain compliance, the closing bid price of the Company’s common stock must have met or exceed $1.00 per share for a minimum of 10 consecutive trading days.

Following the March 2025 $5.75 million equity financing, on March 14, 2025, Nasdaq acknowledged that we had regained compliance with the Listing Rule 5550(b)(1) but indicated that if we failed to evidence compliance upon filing the March 31, 2025 Form 10-Q, we may have been be subject to delisting.

On June 16, 2025, in order to maintain the Minimum Bid Price Requirement, we effectuated a 1-for-25 reverse stock split of our issued and outstanding common stock, rounding up to account for any fractional shares. The reverse stock split had no effect on our authorized shares of common stock or preferred stock and the par value will remain unchanged at $0.00001, respectively. All common stock share, option, warrant and per share amounts (except our authorized but unissued shares and previously reserved shares) have been retroactively adjusted in these unaudited condensed consolidated financial statements and related disclosures. We evidenced compliance through maintaining a minimum closing bid price of our common stock of $1.00 per share or greater from June 16, 2025 to July 1, 2025. Accordingly, we regained compliance with Listing Rule 5550(a)(2).

On July 2, 2025, we received notification from Nasdaq acknowledging that we maintained the requisite minimum closing bid price of our common stock of $1.00 per share or greater. Accordingly, we regained compliance with Listing Rule 5550(a)(2), and the matter was closed.

For the year ended December 31, 2025, we reported stockholders’ equity of $2,254,446, and, as a result, were not in compliance with the Stockholders’ Equity Requirement. We believe, as of March 9, 2026, we regained compliance with the Stockholders’ Equity Requirement based upon our underwritten public offering of 2,238,800 shares of our common stock at a public offering price of $0.50 per share, resulting in gross proceeds of $3,500,000 and net proceeds of approximately $3,360,000 after deducting underwriting discounts, commissions, and estimated offering expenses of $140,000. The offering included 4,761,000 pre-funded warrants at a price of $0.499 per warrant, each exercisable for one share of common stock at a nominal exercise price of $0.001 per share.

Implications of Being an Emerging Growth and Smaller Reporting Company

We qualify as an “emerging growth company” as defined in the JOBS Act. An emerging growth company may take advantage of relief from certain reporting requirements and other burdens that are otherwise applicable generally to public companies. These provisions include:

●	reduced obligations with respect to financial data;
●	an exception from compliance with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”);
●	reduced disclosure about our executive compensation arrangements in our periodic reports, proxy statements and registration statements; and
●	exemptions from the requirements of holding non-binding advisory votes on executive compensation or golden parachute arrangements.

We may take advantage of these provisions for up to five years or such earlier time that we no longer qualify as an emerging growth company. We would cease to be an emerging growth company upon the earliest of:

●	the last day of the fiscal year on which we have $1.235 billion or more in annual revenue,
●	the date on which we become a “large accelerated filer” (i.e., as of our fiscal year end, the total market value of our common equity securities held by non-affiliates is $700 million or more as of June 30),
●	the date on which we issue more than $1.0 billion of non-convertible debt over a three-year period, or
●	the last day of our fiscal year following the fifth anniversary of the date of the completion of our IPO.

We may choose to take advantage of some but not all of these reduced reporting burdens.

In addition, under the JOBS Act, emerging growth companies can take advantage of an extended transition period and delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to use this extended transition period and, as a result, we will adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for private companies. If we were to subsequently elect instead to comply with public company effective dates, such election would be irrevocable pursuant to the JOBS Act.

Also, we are a “smaller reporting company” and may continue to qualify as such even after we no longer qualify as an emerging growth company. For as long as we qualify as a “smaller reporting company,” we may provide reduced disclosure in the public filings that we make with the SEC than larger public companies, such as the inclusion of only two years of audited financial statements and only two years of management’s discussion and analysis of financial condition and results of operations disclosure.

As a result of qualifying as an emerging growth company and a smaller reporting company, to the extent we take advantage of the allowable reduced reporting burdens, the information that we provide to our stockholders may be different than what you might receive from other public reporting companies in which you hold equity interests.

Item 1A. Risk Factors

An investment in our common stock involves a high degree of risk. You should carefully consider the following risk factors and all the other information in this Annual Report before you decide to buy our common stock. If any of the following risks actually occur, our business, financial condition, operating results, and prospects would be adversely affected, and you may lose all or part of your investment.

Risks Related to Our Business, Financial Condition and Capital Requirements

Our consolidated financial statements are prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business; our ability to continue as a going concern is dependent upon our ability to raise additional equity or debt financing to fund our operations.

Our consolidated financial statements are prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred losses since inception and had a net loss of approximately $11.7 million and no revenues for the year ended December 31, 2025, with working capital deficit of approximately $7.5 million as of December 31, 2025. These conditions, and the Company’s ability to comply with such conditions, raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued.

Recent and future acquisitions may have a material adverse effect on our ability to manage our business and our results of operations and financial condition.

We may acquire assets, businesses, technologies, services, or products which are complementary to our operations. Recent and future acquisitions, including the now completed asset acquisition of Molecule.ai pursuant to that certain Asset Purchase Agreement with 1563868 B.C. Ltd., a Canadian limited corporation, and the Company’s wholly owned subsidiary, 1542770 BC Ltd., a Canadian limited corporation, and the related employment contract with Zhitian (Andy) Zhang, an individual residing in Vancouver, Canada (the “Asset Purchase”), may expose us to potential risks, including risks associated with our inability to realize the intended benefits of the Asset Purchase, the costs and expenses incurred in connection with such acquisitions, or the potential loss of or harm to relationships with future suppliers, employees, and potential customers resulting from our integration of a new asset class. If any of these risks were to occur, our operations could be materially and adversely affected.

If we are unable to acquire and retain customers for our Molecule.ai platform or if any of such customers renew licenses at lower prices, our future revenues may be negatively impacted.

Currently, we do not have any customers for our Molecule.ai platform. We expect to derive a significant portion of our revenues from future license agreements with new customers related to our Molecule.ai platform. As a result, acquiring new customers and maintaining the renewal rate of those new customers is critical to our future operating results. Factors that may affect the acquisition of new customers and renewal rates for future customers include:

●	the price, performance, and functionality of our platform;
●	the availability, price, performance, and functionality of competing software solutions;
●	the success of competitive products or technologies;
●	the stability, performance, and security of our technological infrastructure; and
●	the business environment of our future customers.

If we fail to acquire customers, and once acquired, if we are unable to successfully renew agreements with such clients or if clients renew such agreements upon less favorable terms or at lower fee levels, our future revenues may be negatively impacted.

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

Our business increasingly depends on the use of information technologies, which means that certain key areas such as research and development and sales are to a large extent dependent on our information systems or those of third-party providers. Our ability to execute our business plan and to comply with regulatory requirements with respect to data control and data integrity, depends, in part, on the continued and uninterrupted performance of our information technology systems, or IT systems and the IT systems supplied by third-party service providers. These systems are vulnerable to damage from a variety of sources, including telecommunications or network failures, malicious human acts and natural disasters. Moreover, despite network security and backup measures, some of our servers are potentially vulnerable to physical or electronic break-ins, computer viruses and similar disruptive problems. Despite the precautionary measures we and our third-party service providers have taken to prevent unanticipated problems that could affect our IT systems, sustained or repeated system failures or problems arising during the upgrade of any of our IT systems that interrupt our ability to generate and maintain data, and in particular to operate our proprietary technology platform, could adversely affect our ability to operate our business.

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

In addition, on September 10, 2024, the Company received a letter from Nasdaq, notifying the Company that it was no longer in compliance with the Stockholders’ Equity Requirement In the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2024, the Company reported stockholders’ equity of $801,434, which is below the minimum stockholders’ equity required for continued listing pursuant to Nasdaq Listing Rule 5550(b)(1).

On October 15, 2024, the Company submitted a plan to Nasdaq to regain compliance, which was accepted by Nasdaq. As a result, the Company had until March 10, 2025 to complete a follow on equity raise to bring the Company’s stockholders’ equity above the minimum requirement of $2.5 million.

Following the March 2025 $5.75 million equity financing, on March 14, 2025, Nasdaq acknowledged that we had regained compliance with the Listing Rule 5550(b)(1) but indicated that if we failed to evidence compliance upon filing the March 31, 2025 Form 10-Q, we may have been subject to delisting.

On June 16, 2025, in order to maintain the Minimum Bid Price Requirement, we effectuated a 1-for-25 reverse stock split of our issued and outstanding common stock, rounding up to account for any fractional shares. The reverse stock split had no effect on our authorized shares of common stock or preferred stock and the par value will remain unchanged at $0.00001, respectively. All common stock share, option, warrant and per share amounts (except our authorized but unissued shares and previously reserved shares) have been retroactively adjusted in these consolidated financial statements and related disclosures. We evidenced compliance through maintaining a minimum closing bid price of our common stock of $1.00 per share or greater from June 16, 2025 to July 1, 2025. Accordingly, we regained compliance with Listing Rule 5550(a)(2).

On July 2, 2025, we received notification from Nasdaq acknowledging that we maintained the requisite minimum closing bid price of our common stock of $1.00 per share or greater. Accordingly, we regained compliance with Listing Rule 5550(a)(2), and the matter was closed.

We reported stockholders’ equity of $1,394,161 in our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2025, and, as a result, were not in compliance with the Stockholders’ Equity Requirement. We believe as of November 17, 2025, we regained compliance with the Stockholders’ Equity Requirement based upon our private placement consummated on November 4, 2025, pursuant to which we raised aggregate gross proceeds of approximately $2.5 million, before deducting placement agent fees and offering expenses payable by us.

For the year ended December 31, 2025, we report herein stockholders’ equity of $2,254,446, and, as a result, were not in compliance with the Stockholders’ Equity Requirement. We believe, as of March 9, 2026, we regained compliance with the Stockholders’ Equity Requirement based upon our underwritten public offering of 2,238,800 shares of our common stock at a public offering price of $0.50 per share, resulting in gross proceeds of $3,500,000 and net proceeds of approximately $3,360,000 after deducting underwriting discounts, commissions, and estimated offering expenses of $140,000. The offering included 4,761,000 pre-funded warrants at a price of $0.499 per warrant, each exercisable for one share of common stock at a nominal exercise price of $0.001 per share.

Should we fail to satisfy the continued listing requirements for remaining listed on Nasdaq Capital Market, such as the minimum closing bid price requirement or the stockholders’ equity requirement, Nasdaq may take steps to delist our common stock. Such a delisting would likely have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. In the event of a delisting, we would take actions to restore our compliance with Nasdaq’s listing requirements, but we can provide no assurance that any such action taken by us would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below Nasdaq’s minimum bid price requirement or prevent future non-compliance with such listing requirements.

If we cannot maintain the listing of our common stock for trading on Nasdaq, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our common stock;
●	reduced liquidity for our common stock;
●	a determination that our common stock is a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our common stock;
●	a limited amount of news and analyst coverage; and
●	a decreased ability to issue additional common stock or obtain additional financing in the future.

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

Since commencement of trading on Nasdaq, our stock price has been extremely volatile. As a result of this volatility, investors may not be able to sell their common stock at or above the price when they purchased our common stock. The market price for our common stock may be influenced by many factors, including the other risks described in this section of this Annual Report entitled “Risk Factors” and the following:

●	the success of competitive products or technologies;

●	regulatory or legal developments in the U.S. and other countries, especially changes in laws or regulations applicable to our products;

●	introductions and announcements of new products by us, our commercialization partners, or our competitors, and the timing of these introductions or announcements;

●	actions taken by regulatory agencies with respect to our products or sales and marketing terms;

●	actual or anticipated variations in our financial results or those of companies that are perceived to be similar to us;

●	the success of our efforts to acquire or in-license additional technologies, products or product candidates;

●	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

●	developments or disputes concerning patents or other proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our products;

●	our ability or inability to raise additional capital and the terms on which we raise it;

●	the recruitment or departure of key personnel;

●	changes in the structure of healthcare payment systems;

●	market conditions in the pharmaceutical and biotechnology sectors;

●	actual or anticipated changes in earnings estimates or changes in stock market analyst recommendations regarding our common stock, other comparable companies or our industry generally;

●	our failure or the failure of our competitors to meet analysts’ projections or guidance that we or our competitors may give to the market;

●	fluctuations in the valuation of companies perceived by investors to be comparable to us;

●	announcement and expectation of additional financing efforts;

●	speculation in the press or investment community;

●	trading volume of our common stock;

●	sales of our common stock by us or our stockholders;

●	the concentrated ownership of our common stock;

●	changes in accounting principles;

●	terrorist acts, acts of war or periods of widespread civil unrest;

●	natural disasters and other calamities; and

●	general economic, industry and market conditions.

In addition, the stock markets in particular have experienced extreme volatility that has been often unrelated to the operating performance of the issuer. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance.

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

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor internal controls attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years following our initial public offering, although circumstances could cause us to lose that status earlier, including if the market value of our common stock held by non-affiliates exceeds $700,000,000 as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates is equal to or exceeds $250,000,000 as of the prior June 30, or (2) our annual revenues equaled or exceeded $100,000,000 during such completed fiscal year and the market value of our ordinary shares held by non-affiliates is equal to or exceeds $700,000,000 as of the prior June 30.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

Together with third-party providers, we have established policies and processes for assessing, identifying, and managing material risks from cybersecurity threats. Accordingly, the assessment and management of material risks from cybersecurity threats, including any unauthorized occurrence on, or conducted through, information systems that may adversely affects the confidentiality, integrity, or availability of such systems or any information residing therein, are primarily undertaken by such third-parties which are reviewed and monitored by our Interim Chief Executive Officer and our Board of Directors.

Our approach to cybersecurity risk management consists principally of the evaluation and selection of third-party vendors and service providers that we believe maintain appropriate cybersecurity programs and safeguards. We have begun to conduct risk assessments at least annually to identify cybersecurity threats. We rely on these third parties to conduct risk assessments, implement and maintain security measures, and monitor the effectiveness of their controls in addressing cybersecurity risks.

As part of our overall risk management program, we provide cybersecurity training to employees in high risk areas and have distributed standard operating procedures to all employees. For additional information regarding whether any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect our company, including our business strategy, results of operations, or financial condition, please refer to Item 1A, “Risk Factors,” in this annual report on Form 10-K , including the risk factors entitled “Failure of our information technology systems could significantly disrupt the operation of our business.

Governance

One of the key functions of our Board of Directors is informed oversight of our risk management process, including risks arising from cybersecurity threats. Our Board of Directors is responsible for monitoring and assessing strategic risk exposure, and our executive officers are responsible for the day-to-day management of the material risks we face. Our Board of Directors administers its cybersecurity risk oversight function directly as a whole.

Our Interim Chief Executive Officer is primarily responsible for assessing and managing material risks from cybersecurity threats on a day-to-day basis.

Item 2. Properties

Facilities

Our corporate headquarters are presently located in 401 Professional Drive, Suite 260, Gaithersburg, Maryland 20879 where we lease approximately 2,109 square feet of office and laboratory space (together, the “Laboratory Space”), which includes shared access to office space and reception services. We entered into a lease for the new Laboratory Space on June 1, 2023, and the lease has an initial term of 5.25 years and an option to extend for an additional three years, with a monthly rent of $7,206 per month, subject to increase at the rate of 3% per year. All of such space is leased from a non-affiliated third party. We believe that the above facilities are adequate for our current needs.

Item 3. Legal Proceedings

Currently, there are no material legal proceedings pending or threatened against us. We are not presently party to any pending or other threatened legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results, although from time to time, we may become involved in legal proceedings in the ordinary course of business.

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

Holders

As of March 24, 2026, we had 65 holders of record of our common stock and 5,591,290 shares of common stock issued and outstanding.

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

Recent Sales of Unregistered Securities

Information required by Item 701 of Regulation S-K as to all unregistered sales of equity securities of the Company during the period covered by this Annual Report have previously been included in Current Reports on Form 8-K filed with the SEC.

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

Overview

On November 21, 2025, we acquired substantially all of the assets of Molecule.ai, a pharmaceutical software company building an artificial intelligence (“AI”) driven platform for molecular discovery and early-stage drug development, were acquired by a wholly owned subsidiary of ours. By combining modern AI techniques with structured scientific workflows, the Molecule.ai platform (hereafter, “Molecule.ai” or the “platform”) helps researchers explore the chemical space more efficiently, evaluate molecular ideas with greater clarity and make more informed decisions during the earliest stages of drug development. The platform is engineered to accelerate the iteration cycles that characterize modern drug discovery while preserving scientific reproducibility, traceability and operational reliability. Molecule.ai adapts state of the art AI algorithms to create a practical, domain-specific AI infrastructure layer for molecular research and development. We will seek to leverage Molecule.ai’s molecular modeling and predictive analytics platform to significantly augment our drug discovery and development business purpose. In tandem with the Molecule.ai asset acquisition, on November 20, 2025, we committed to a plan to wind-down the Clinical Trials of Ropidoxuridine.

Nasdaq Listing Compliance

On December 31, 2024, we received a letter from the Nasdaq Staff stating that for the 30 consecutive business day period between November 15, 2024 to December 30, 2024 our common stock had failed to maintain a minimum closing bid price of $1.00 per share, as required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2). Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), we had a period of 180 calendar days, or until June 30, 2025, to regain compliance with the Minimum Bid Price Requirement.

Following the March 2025 $5.75 million equity financing, on March 14, 2025, Nasdaq acknowledged that we had regained compliance with the Listing Rule 5550(b)(1) but indicated that if we failed to evidence compliance upon filing the March 31, 2025 Form 10-Q, we may have been subject to delisting. We evidenced compliance through maintaining a minimum closing bid price of our common stock of $1.00 per share or greater from June 16, 2025 to July 1, 2025. Accordingly, we regained compliance with the Minimum Bid Price Requirement.

On June 16, 2025, in order to maintain the Minimum Bid Price Requirement, we effectuated a 1-for-25 reverse stock split of our issued and outstanding common stock, rounding up to account for any fractional shares. The reverse stock split had no effect on our authorized shares of common stock or preferred stock and the par value will remain unchanged at $0.00001, respectively. All common stock share, option, warrant and per share amounts (except our authorized but unissued shares and previously reserved shares) have been retroactively adjusted in these consolidated financial statements and related disclosures.

On July 2, 2025, we received notification from Nasdaq acknowledging that we maintained the requisite minimum closing bid price of our common stock of $1.00 per share or greater. Accordingly, we regained compliance with Listing Rule 5550(a)(2), and the matter was closed.

We reported stockholders’ equity of $1,394,161 in our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2025, and, as a result, were not in compliance with Nasdaq Listing Rule 5550(b)(1), which requires companies listed on the Nasdaq Capital Market (“Nasdaq”) to maintain a minimum of $2,500,000 in stockholders’ equity for continued listing (the “Stockholders’ Equity Requirement”). We believe as of November 17, 2025, we regained compliance with the Stockholders’ Equity Requirement based upon our private placement consummated on November 4, 2025, pursuant to which we raised aggregate gross proceeds of approximately $2.5 million, before deducting placement agent fees and offering expenses payable by us.

For the year ended December 31, 2025, we reported stockholders’ equity of $2,254,446, and, as a result, were not in compliance with the Stockholders’ Equity Requirement. We believe, as of March 9, 2026, we regained compliance with the Stockholders’ Equity Requirement based upon our underwritten public offering of 2,238,800 shares of its common stock at a public offering price of $0.50 per share, resulting in gross proceeds of $3,500,000 and net proceeds of approximately $3,360,000 after deducting underwriting discounts, commissions, and estimated offering expenses of $140,000. The offering included 4,761,000 pre-funded warrants at a price of $0.499 per warrant, each exercisable for one share of common stock at a nominal exercise price of $0.001 per share.

Results of Operations

Comparison of the years ended December 31, 2025 and 2024

The following table summarizes the results of our operations:

	Years Ended
	December 31,
	2025	2024	Change	%
Revenue	$—	$—	$—	—
Operating expenses:
Research and development	4,054,831	3,618,796	436,035	12%
General and administrative	5,672,794	1,392,709	4,280,085	307%
Legal and professional	2,189,199	2,684,665	(495,466)	(18)%
Total operating expenses and loss of operations	11,916,824	7,696,170	4,220,654	55%

Other income (expense):
Interest expense - related parties	(8,730)	(8,692)	(38)	—%
Interest expense	(62,098)	(1,198,738)	1,136,640	(95)%
Interest income	1,090	38,138	(37,048)	(97)%
Finance fee	—	(152,726)	152,726	(100)%
Change in fair value of derivative liabilities	(74,406)	555,789	(630,195)	(113)%
Change in fair value of convertible notes	(3,351)	122,553	(125,904)	(103)%
Gain on sale of marketable securities	—	28,550	(28,550)	(100)%
Gain on settlement of debt	342,650	—	342,650	—%
Loss on settlement of convertible debt	—	(833,501)	833,501	(100)%
Total other (expense) income	195,155	(1,448,627)	1,643,782	(113)%
Net loss	$(11,721,669)	$(9,144,797)	$(2,576,872)	28%

Research and Development. Research and development (“R&D”) expense was $4.1 million for the year ended December 31, 2025, as compared to $3.6 million for year ended December 31, 2024. The increase primarily relates to costs incurred with the Company’s CRO and wind down costs associated with the contract termination. Although R&D expenses increased, the Company anticipates its future research and development activities will cease until such time as it determines the direction of its preclinical and clinical drug development efforts. The Company currently estimates wind down costs associated with Theradex contract termination to be approximately $0.8 million, and for the year ended December 31, 2025, have been recorded in the consolidated statements of operations as research and development expense.

R&D compensation related expenses were $1.2 million in the year ended December 31, 2025 as compared to $1.3 million in the year ended December 31, 2024. For the year ended December 31, 2025, R&D compensation related expenses were 30% as a percent of total R&D expense, representing a decrease from the 35% of total R&D incurred in the year ended December 31, 2024. The decrease in R&D compensation related expenses is largely attributable to the retirement of our former CEO and Chief Scientific Officer in 2025. Subcontractor expense made up 62% of total R&D expenses in the year ended December 31, 2025 and 60% of total R&D expenses during the year ended December 31, 2024.

General and Administrative Expenses. General and Administrative expenses in the year ended December 31, 2025 increased by $4.3 million, or 307% from $1.4 million in the year ended December 31, 2024 to $5.7 million in the year ended December 31, 2025. The increase in general and administrative expenses was primarily due to costs associated with advertising for investor relations of $3.5 million, and an increase in general and administrative stock-based compensation expense of $0.2 million.

Legal and Professional Expenses. During the year ended December 31, 2025, legal and professional expenses decreased by $0.5 million or 18%. The decrease in legal and professional fees was primarily due to lower expenses related to our public filing requirements, contracts and financing related work that occurred in the year ended December 31, 2025 than compared to the year ended December 31, 2024.

Other Income (expense). During the year ended December 31, 2025, total other expense decreased by $1.6 million or 113% compared to the year ended December 31, 2024. The decrease was primarily driven by a $1.1 million decrease in interest expense resulting from the settlement of the Alto Convertible Note during the year ended December 31, 2024, $0.1 million decrease in the change in fair value of convertible notes, $0.6 million decrease in the change in fair value of derivative liabilities, a $0.2 million decrease in the finance fees, and a $0.8 million decrease in the loss on settlement of convertible debt also due to the settlement of the Alto Convertible Note during the year ended December 31, 2024, partially offset by a $0.3 million increase in gain on settlement of debt.

Liquidity and Capital Resources

Our consolidated financial statements are prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. We have incurred losses since inception and had a net loss of $11.7 million and no revenues generated during the year ended December 31, 2025 and working capital deficit of approximately $7.5 million as of December 31, 2025. We do not expect to generate positive cash flows from operating activities in the near future.

In January 2025, we entered into a change order to the existing agreement with Theradex Systems, Inc., our primary third-party CRO, for purposes of supporting our clinical trials of Ropidoxuridine. As disclosed in our SEC Form 8-K filings on October 21, 2025 and November 21, 2025, the Company received a letter from Theradex Systems, Inc., providing written notice of termination of the master agreement, dated November 1, 2018 (the “Master Agreement”), between us and Theradex, and all work orders thereunder, and demanding immediate payment of all outstanding amounts owed thereunder in the aggregate amount of $1.091 million. Pursuant to the notice of termination, on November 20, 2025, we entered into a release and settlement agreement (the “Settlement Agreement”) with Theradex, pursuant to which we will pay a partial payment of $300,000 to Theradex as full and final payment of any and all claims relating to the debt or obligation previously owed by us to Theradex, totaling approximately $557,000 (the “Outstanding Liabilities”) and in consideration of such payment, each party will release, acquit and discharge each other from all claims arising from the Outstanding Liabilities and Theradex will properly wind down operations in a manner compliant with the Food and Drug Administration. After the payments pursuant to the Settlement Agreement, we will still owe amounts, under five separate research site agreements between the Company and various hospitals, as disclosed in the Settlement Agreement. As part of the Company’s wind down of its Clinical Trials, the Company has incurred expenses that qualify as exit and disposal costs under U.S. GAAP. These include right of use asset impairment charges, accelerated expense recognition of share-based payments, and contract termination costs. Costs associated with the wind down of the Clinical Trials are recorded within research and development expenses in the consolidated financial statements of operations.

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

On April 3, 2025, the Company entered into a consulting agreement with the IR Agency LLC (the “IR Agency”). Pursuant to the consulting agreement, IR Agency agreed to provide certain marketing and advertising services to communicate information about the Company to the financial community, including, but not limited to, creating company profiles, media distribution and building a digital community with respect to the Company. As consideration for the performance of the Services, the Company paid IR Agency $2.0 million on April 5, 2025. The term of the consulting agreement was three months starting on April 3, 2025. For the year ended December 31, 2025, the Company incurred $2.0 million of costs under the consulting agreement.

On September 15, 2025, the Company entered into another consulting agreement with the IR Agency. Pursuant to the consulting agreement, IR Agency agreed to provide marketing and advertising services to communicate information about the Company to the financial community, including, but not limited to, creating company profiles, media distribution and building a digital community with respect to the Company. As consideration for the performance of the Services, the Company paid IR Agency $1.5 million. The term of the consulting agreement will be two months. For the year ended December 31, 2025, the Company incurred $1.5 million of costs under the consulting agreement.

In October 2025, the October 2024 Convertible Bridge Notes mandatorily converted into 117,612 shares of common stock due to reaching maturity. The Convertible Bridge Notes converted at a share price of $6.38, which is the conversion price with a 15% discount per the Convertible Bridge Notes’ terms. See Note 5 for more information.

On November 20, 2025, the Company entered into an asset purchase agreement (the “APA”) to acquire Molecule.ai. The total purchase consideration was $10,117,304. For the year ended December 31, 2025, the Company made a $3,000,000 cash payment and issued 320,496 shares of common stock with a fair value of $564,073. As of December 31, 2025, the Company had contingent consideration payable and consideration payable of $2,000,000 and $4,435,927, respectively, related to the Molecule.ai acquisition.

Our ability to continue as a going concern is dependent upon our ability to continue to successfully raise additional equity or debt financing to allow us to fund ongoing operations, and commercialize, fund milestone and contingent payments due under the APA, and market our Molecule.ai platform in order to generate revenues. These conditions raise substantial doubt about our ability to continue as a going concern within one year after the date that the consolidated financial statements contained in the report are issued.

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

On November 3, 2025, we consummated a private placement of prefunded warrants to purchase up to 625,156 shares of common stock at an exercise price of $0.001 per share, at a price of $3.99 per prefunded warrant. The private placement closed on November 4, 2025. We received gross proceeds of approximately $2.5 million and net proceeds of approximately $2.3 million, reflecting approximately $0.2 million of legal costs and other expenses connected with the private placement.

On March 9, 2026, the Company closed an underwritten public offering of 2,238,800 shares of our common stock at a public offering price of $0.50 per share, resulting in gross proceeds of $3.5 million and net proceeds of approximately $3.36 million after deducting underwriting discounts, commissions, and estimated offering expenses of $140,000. The offering included 4,761,200 pre-funded warrants at a price of $0.499 per warrant, each exercisable for one share of common stock at a nominal exercise price of $0.001 per share. The Company used $1.25 million of the net proceeds from this offering for marketing efforts and the remainder will be used for working capital and general corporate purposes.

Balance Sheet Data:

	December 31,	December 31,
	2025	2024	Change	%
Current assets	$502,911	$2,210,917	$(1,708,006)	(77)%
Current liabilities	7,966,891	1,533,769	6,433,122	419%
Working capital (deficit)	$(7,463,980)	$677,148	$(8,141,128)	(1202)%

As of December 31, 2025, total current assets were $0.5 million and total current liabilities were $8.0 million, resulting in working capital deficit of $7.5 million. As of December 31, 2024, total current assets were $2.2 million and total current liabilities were $1.5 million, resulting in a working capital of $0.7 million. The Company’s current assets as of December 31, 2025 are comprised of $0.3 million of cash and cash equivalents and $0.2 million of prepaid expenses and other current assets, with the decrease from December 31, 2024 being primarily due to cash paid for Molecule.ai asset acquisition of $3.0 million and costs incurred in winding down of clinical trials.

The Company’s current liabilities as of December 31, 2025 are comprised of $1.5 million of accounts payable and accrued expenses, $2.0 million of contingent consideration, and $4.4 million of consideration payable. The increase in current liabilities is primarily due to an increase in contingent consideration and consideration payable of $2.0 million and $4.4 million related to the Molecule.ai acquisition, respectively, as well as an increase in accounts payable and accrued expenses of $0.9 million, partially offset by a $0.7 million decrease in convertible notes payable following their conversion into shares of common stock in October 2024, and a $0.2 million decrease in notes payable to related parties. This is primarily attributable to our efforts to preserve cash while we strive to raise funds to finance ongoing business and operations.

Cash Flows

	Years Ended
	December 31,		Change	%
	2025	2024
Cash used in operating activities	(9,481,645)	(7,327,230)	(2,154,415)	29%
Cash provided by (used in) investing activities	(3,056,722)	2,915,765	(5,972,487)	(205)%
Cash provided by financing activities	10,952,228	3,755,193	7,197,035	192%
Cash and cash equivalents on hand	334,005	1,920,144	(1,586,139)	(83)%

Cash Flows from Operating Activities

Our cash flows from operating activities are greatly influenced by our use of cash for operations and working capital requirements to support the business. We have historically experienced negative cash flows from operating activities as we invested in research and development activities. The cash used in operating activities resulted primarily from our net losses adjusted for non-cash charges, which are generally attributable to stock-based compensation, changes in fair value of our derivative liabilities, changes in fair value of our convertible notes, and amortization of debt discounts and finance fees, as well as changes in components of operating assets and liabilities, which are generally attributable to increased expenses and timing of vendor payments.

During the year ended December 31, 2025, net cash used in operating activities of $9.5 million was primarily due to our net loss of $11.7 million, interest payments on convertible notes accounted for at fair value of $0.1 million, and the net change in operating assets and liabilities of $0.5 million, partially offset by stock-based compensation of $0.9 million, gain on settlement of debt of $0.3 million, and depreciation and amortization of $0.3 million.

During the year ended December 31, 2024, net cash flows used in operating activities of $7.3 million was primarily due to our net loss of $9.1 million, change in fair value of derivative liabilities of $0.6 million and change in fair value of convertible notes of $0.1 million, partially offset by loss on settlement of convertible debt of $0.8 million, amortization of debt discount and finance fees of $1.1 million, accrued interest settled with common stock of $0.1 million, expense for debt issuance costs due to fair value election on convertible notes of $0.1 million, stock-based compensation of $0.3 million, and the net change in operating assets and liabilities of $0.1 million.

Cash Flows from Investing Activities

For the year ended December 31, 2025, net cash flows used in investing activities was primarily attributable to $3.0 million of cash paid at the close of our acquisition of Molecule.ai. For the year ended December 31, 2024, cash provided by investing activities was primarily attributable to $3.0 million in proceeds from the disposition of marketable securities.

Cash Flows from Financing Activities

For the year ended December 31, 2025, cash flows from financing activities was primarily comprised of proceeds of $5.4 million from the sale of common stock and pre-funded warrants as part of the March 2025 equity financing, net of placement agent costs of $0.3 million, and proceeds of $4.1 million, from the sale of common stock and pre-funded warrants as part of the June 2025 equity financing, net of placement agent costs of $0.2 million, proceeds of $2.3 million from the sale of pre-funded warrants as part of the November 2025 equity financing, net of placement agent costs of $0.2 million, partially offset by $0.6 million of payments of other issuance costs for issuance of common stock and equity-classified warrants in the March 2025 and June 2025 equity financings, $0.1 million for finance costs, and $0.2 million of repayment of note payable-related party used to finance our ongoing operations.

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

Critical Accounting Policies and Significant Judgments and Estimates

This discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. While the significant accounting policies are described in more detail in the notes to the consolidated financial statements included elsewhere in this report, we believe that the following accounting policies are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Our most critical accounting policies and estimates relate to the following:

●	Research and Development Expenses
●	Fair Value of Convertible Notes
●	Fair Value of Warrant to Purchase Common Stock
●	Fair Value of Derivative Financial Instruments
●	Useful Life of Molecule.ai Intangible Asset

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

In the current reporting period, the Company calculated the fair value of the October 2024 Convertible Bridge Notes immediately prior to their conversion at mandatory conversion based on the fair value of the conversion shares. The fair value was determined by calculating the number of shares into which the October 2024 Convertible Bridge Notes converted upon mandatory conversion, multiplied by the fair value per share of the Company’s common stock at the balance sheet date.

The October 2024 Convertible Bridge Notes are subject to revaluation at the end of each reporting period, with changes in fair value recognized in the accompanying consolidated statements of operations, or for changes due to our credit worthiness, if any, as a component of other comprehensive income.

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

For warrants with uncertain or more complex terms (such as variability in the warrant shares or exercise price), we may utilize more complex models to address such provisions, including Monte Carlo simulations or Black-Sholes Models. Monte Carlo simulation models require the use of simulations that are weighted based on projected future stock prices, the volatility of a set of guideline companies and significant unobservable inputs including probabilities assigned. Each simulation is based on the range of inputs in a scenario with the mean of the output on each simulation calculated as an average. Black-Sholes Models require specification of the current stock price, exercise price, expected term, expected volatility, a risk-free interest rate aligned with the expected term, and expected dividend yield.

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

Useful Life of Molecule.ai Intangible Asset

The Company’s identifiable intangible asset consists of the Molecule.ai platform classified as developed technology. The Molecule.ai platform is a definite-lived intangible asset and is amortized on a straight-line basis over its estimated 4-year useful life, which reflects the period over which the asset is expected to generate economic benefits. The Company periodically reviews useful life assumptions and related classifications and updates them when facts and circumstances indicate a change is warranted.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company,” this item is not required.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders, Board of Directors, and Audit Committee of

Shuttle Pharmaceuticals Holdings, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Shuttle Pharmaceuticals Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

Atlanta, Georgia

March 31, 2026

Shuttle Pharmaceuticals Holdings, Inc.

Consolidated Balance Sheets

	Years Ended
	December 31,
	2025	2024
Assets
Current assets
Cash and cash equivalents	$334,005	$1,920,144
Prepaid expenses and other current assets	168,906	290,773
Total current assets	502,911	2,210,917

Property and equipment, net	17,319	19,364
Intangible assets, net	9,841,242	—
Deferred financing costs	12,122	—
Operating lease right-of-use asset	102,383	276,009
Total Assets	10,475,977	2,506,290

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$1,453,770	$596,600
Contingent consideration liability	2,000,000	—
Consideration payable	4,435,927	—
Accrued interest payable - related parties	—	1,785
Notes payable to related parties	—	190,270
Convertible notes payable, net - fair value option, related parties	—	206,085
Convertible notes payable, net - fair value option	—	478,120
Operating lease liability	77,194	60,909
Total current liabilities	7,966,891	1,533,769
Derivative liability	99,687	25,281
Operating lease liability non-current	154,953	238,088

Total Liabilities	8,221,531	1,797,138

Commitments and contingencies (Note 9)

Stockholders’ Equity
Series A Convertible Preferred Stock, $0.00001 par value; $1,000 per share liquidation value; 20,000,000 shares authorized; no shares outstanding	—	—
Common stock, $0.00001 par value; 100,000,000 shares authorized; 2,023,615 shares issued and outstanding at December 31, 2025; 163,093 shares issued and outstanding at December 31, 2024	20	2
Additional paid in capital	48,554,196	35,287,251
Accumulated deficit	(46,299,770)	(34,578,101)
Total Stockholders’ Equity	2,254,446	709,152
Total Liabilities and Stockholders’ Equity	$10,475,977	$2,506,290

The accompanying notes are an integral part of these consolidated financial statements.

Shuttle Pharmaceuticals Holdings, Inc.

Consolidated Statements of Operations

	Years Ended
	December 31,
	2025	2024

Revenue	$—	$—

Operating expenses
Research and development	4,054,831	3,618,796
General and administrative	5,672,794	1,392,709
Legal and professional	2,189,199	2,684,665
Total operating expenses	11,916,824	7,696,170

Net loss from operations	(11,916,824)	(7,696,170)

Other (Expense) income
Interest expense - related parties	(8,730)	(8,692)
Interest expense	(62,098)	(1,198,738)
Interest income	1,090	38,138
Convertible notes finance fee	—	(152,726)
Change in fair value of derivative liabilities	(74,406)	555,789
Change in fair value of convertible notes	(3,351)	122,553
Gain on sale of marketable securities	—	28,550
Gain on settlement of debt	342,650	—
Loss on settlement of convertible debt	—	(833,501)
Total other (expense) income	195,155	(1,448,627)

Net loss	$(11,721,669)	$(9,144,797)

Weighted average common shares outstanding - basic	1,637,926	114,807
Net loss per shares - basic	$(7.16)	$(79.65)
Weighted average common shares outstanding - diluted	1,637,926	115,493
Net loss per share - diluted	$(7.16)	$(82.60)

The accompanying notes are an integral part of these consolidated financial statements.

Shuttle Pharmaceuticals Holdings, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2025 and 2024

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2023	80,348	$1	$29,489,074	$(25,433,304)	$4,055,771
Common stock issued for conversion of convertible debt accrued interest and principal	31,894	—	1,947,294	—	1,947,294
Common stock issued for restricted stock units	1,201	—	—	—	—
Common stock issued for reverse stock split fractional share round up	4,657	—	—	—	—
Issuance of common stock and pre-funded warrants, net of issuance fees of $740,477	15,823	—	3,590,410	—	3,590,410
Common stock issued for the exercise of pre-funded warrants	29,170	1	729	—	730
Stock-based compensation	—	—	259,744	—	259,744
Net loss	—	—	—	(9,144,797)	(9,144,797)
Balance at December 31, 2024	163,093	$2	$35,287,251	$(34,578,101)	$709,152
Common stock issued for restricted stock units	48,747	—	—	—	—
Issuance of common stock and pre-funded warrants, net of issuance costs of $693,600	53,637	1	5,038,573	—	5,038,574
Issuance of common stock and pre-funded warrants, net of issuance costs of $357,987	21,924	—	3,891,964	—	3,891,964
Issuance of pre-funded warrants, net of issuance costs of $254,458	—	—	2,245,541	—	2,245,541
Common stock issued for conversions of convertible note at fair value	129,612	1	572,216	—	572,217
Exercise of pre-funded warrants	1,286,070	13	20,138	—	20,151
Common stock issued for reverse stock split fractional share round up	36	—	—	—	—
Reversal of discounted accrued issuance costs for June 2025 Offering	—	—	1,476	—	1,476
Common stock issued for Molecule.ai Asset Acquisition	320,496	3	564,070	—	564,073
Stock-based compensation	—	—	932,967	—	932,967
Net loss	—	—	—	(11,721,669)	(11,721,669)
Balance at December 31, 2025	2,023,615	$20	$48,554,196	$(46,299,770)	$2,254,446

The accompanying notes are an integral part of these consolidated financial statements.

Shuttle Pharmaceuticals Holdings, Inc.

Consolidated Statements of Cash Flows

	Years Ended
	December 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,721,669)	$(9,144,797)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	290,107	5,463
Change in fair value of derivative liabilities	74,406	(555,789)
Amortization of debt discount and finance fees	62,030	1,079,444
Gain on marketable securities	—	(28,550)
Gain on settlement of debt	342,650	—
Accrued interest settled with common stock	—	54,670
Loss on settlement of convertible debt	—	833,501
Stock-based compensation	932,967	259,744
Expense for debt issuance costs due to fair value election on convertible notes	—	107,491
Expense for issuance costs due to liability classified warrants	—	28,477
Loss on issuance of convertible notes - fair value option	—	16,758
Impairment of right-of-use asset	109,235	—
Interest payments on convertible notes accounted for at fair value	(115,339)	—
Change in fair value of convertible notes	3,351	(122,553)
Changes in operating assets and liabilities:
Accrued interest income	—	14,901
Prepaid expenses	121,867	(176,300)
Accounts payable and accrued expenses	422,994	313,741
Accounts payable and accrued expenses - related parties	—	(446)
Accrued interest payable	—	(15,056)
Accrued interest payable - related parties	(1,785)	1,785
Other assets	—	—
Change in operating lease asset and liabilities	(2,459)	286
Net cash used in operating activities	(9,481,645)	(7,327,230)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in marketable securities	—	(43,587)
Proceeds from disposition of marketable securities	—	2,959,352
Payments made for capitalized software	(12,000)	—
Investment in developed technology related to Molecule.ai Asset Acquisition	(3,044,722)	—
Net cash (used in) provided by investing activities	(3,056,722)	2,915,765

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable-related party	—	250,000
Repayment of note payable-related party	(190,270)	(59,730)
Proceeds from convertible notes payable	—	790,000
Proceeds from issuance of common stock, warrants and pre-funded warrants, net of placement agent fees of $504,770	—	3,992,675
Proceeds from issuance of common stock and pre-funded warrants, net of placement agent costs of $322,501	5,409,673	—
Proceeds from issuance of common stock and pre-funded warrants, net of placement agent costs of $170,000	4,080,000	—
Proceeds from issuance of pre-funded warrants, net of issuance costs of $235,514	2,264,485
Payment of other issuance costs for issuance of common stock and equity-classified warrants	(557,659)	(235,707)
Payment for issuance costs related to liability-classified warrants	—	(28,477)
Proceeds from exercise of pre-funded warrants	20,151	729
Payment for finance costs	(74,152)	(107,491)
Payment of convertible note payable	—	(846,806)
Net cash provided by (used in) financing activities	10,952,228	3,755,193

Net change in cash and cash equivalents	(1,586,139)	(656,272)
Cash and cash equivalents, beginning of period	1,920,144	2,576,416
Cash and cash equivalents, end of period	$334,005	$1,920,144

Cash paid for:
Interest	$125,296	$86,589
Income taxes	$—	$—

Supplemental non-cash financing activities:

Conversion of convertible notes accounted for at at fair value	$572,217	$—
Issuance costs in accrued expenses	$18,944	$—
Asset acquisition costs in accounts payable and accrued expenses	$72,582	$—
Common stock issued for settlement of debt	$—	$1,947,294
Common stock issued for Molecule.ai Asset Acquisition	$564,073	$—
Consideration payable recognized in asset acquisition	$4,435,927	$—
Contingent consideration recognized in asset acquisition	$2,000,000	$—

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

On November 21, 2025, the Company acquired substantially all of the assets of Molecule.ai, a pharmaceutical software company building an artificial intelligence (“AI”) driven platform for molecular discovery and early-stage drug development, which were acquired by a wholly owned subsidiary of the Company. By combining modern AI techniques with structured scientific workflows, the Molecule.ai platform (hereafter, “Molecule.ai” or the “platform”) helps researchers explore the chemical space more efficiently, evaluate molecular ideas with greater clarity and make more informed decisions during the earliest stages of drug development. The platform is engineered to accelerate the iteration cycles that characterize modern drug discovery while preserving scientific reproducibility, traceability and operational reliability. Molecule.ai adapts state of the art AI algorithms to create a practical, domain-specific AI infrastructure layer for molecular research and development. The acquisition seeks to leverage Molecule.ai’s molecular modeling and predictive analytics platform to significantly augment our drug discovery and development business purpose. In tandem with the Molecule.ai asset acquisition, on November 20, 2025, we committed to a plan to wind-down our clinical trials of Ropidoxuridine (the “Clinical Trials”), our lead product candidate (See Note 9).

Molecule.ai is built on three core architectural components: a unified inference engine, an API-first integration layer and a modular model framework. The unified inference engine orchestrates model execution and multi-step reasoning through a deterministic and traceable sequence of operations. Molecule.ai uses an API-first design, which means that all platform capabilities can be accessed programmatically. All predictive and reasoning functions are modular, which allows the platform to expand over time without changing the underlying infrastructure. Molecule.ai currently supports three scientific and computational functions that reflect both its pharmaceutical focus and the structured inference techniques seen in modern agentic LLM systems: (1) molecular property prediction, (2) cross-molecule and cross-property evaluation and (3) prediction reasoning and structured molecular insights. The platform predicts a wide range of molecular properties that are relevant to early-stage discovery and medicinal chemistry and provides inference pipelines for predicting molecular properties. By using transformer-based models, the platform computes predictive outputs on a wide range of therapeutic tasks. The platform evaluates multiple molecules across multiple properties in a unified workflow, helping researchers quickly identify the most-promising candidates, understand trade-offs, and make structured, evidence-based decisions. Molecule.ai also includes a reasoning module that uses LLM-based structured inference to contextualize predictions, explain differences between compounds, perform rule-guided reasoning and produce narrative or structured scientific interpretations with the goal to make complex scientific outputs understandable and actionable for broader research and development audiences.

The broader competitive landscape in the AI ecosystem, especially AI-driven drug discovery, is rapidly advancing toward agentic AI systems and more integrated, end-to-end platforms. To stay at the front of this shift, Molecule.ai is expanding its molecule predictive capabilities, and automated multi-tool workflows. These expansions are designed in accordance with the agentic framework and multi-tool reasoning to further strengthen the platform. A new module will evaluate chemical–protein interaction likelihoods, which will help researchers estimate how molecules may interact with specific biological targets. Molecule.ai is adding biological context reasoning supported by curated genomic and disease-association evidence, which helps tie together chemical ideas with the biological systems they may ultimately affect. The platform will increasingly support insights that connect chemical properties with biological implications, which creates a more complete, end-to-end picture for early research teams. Molecule.ai is also developing an autonomous AI agent designed to reduce manual workload and accelerate early research cycles, which will interpret a discovery objective, plan a series of actions, route each step to the appropriate tools, evaluate preliminary outputs and iterate until a stable result is achieved.

The Molecule.ai platform adheres to strict engineering standards, including reproducibility, traceability, extensibility, scalability and interoperability, which align with modern AI infrastructure expectations for regulated biomedical environments. Molecule.ai aims to become the foundational AI layer for molecular and biological reasoning in pharmaceutical research and development. By integrating property prediction, biological context, multi-step reasoning and agentic automation, the platform seeks to accelerate early discovery while maintaining scientific reliability and operational transparency.

Liquidity and Going Concern

Our consolidated financial statements are prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred losses since inception and has a net loss of approximately $11.7 million and no revenues for the year ended December 31, 2025 and working capital deficit of approximately $7.5 million as of December 31, 2025. The Company does not expect to generate positive cash flows from operating activities in the near future.

In February 2025, the Company issued a revolving note in the principal amount of up to $2,000,000, which the Company may draw upon at its discretion from time to time. As of December 31, 2025, the Company has not drawn on the revolving note. In March 2025, the Company completed an equity raise that provided $5.0 million net cash proceeds for the issuance of 53,637 shares and 713,030 pre-funded warrants. In June 2025, the Company completed a private placement equity raise that provided $3.9 million net cash proceeds for the issuance of 21,924 shares and 1,158,953 pre-funded warrants. In November 2025, the Company completed a private placement equity raise that provided $2.2 million net cash proceeds for the issuance of 625,156 pre-funded warrants. However, the Company’s existing cash resources, the cash received from the equity offerings, and financing available under the revolving note are not expected to provide sufficient funds to carry out the Company’s operations through the next twelve months.

In March 2026, the Company closed an underwritten public offering of 2,238,800 shares of its common stock at a public offering price of $0.50 per share, resulting in gross proceeds of $3.5 million and net proceeds of approximately $3.36 million after deducting underwriting discounts, commissions, and estimated offering expenses of $140,000. The offering included 4,761,200 pre-funded warrants at a price of $0.499 per warrant, each exercisable for one share of common stock at a nominal exercise price of $0.001 per share. The Company intends to use up to $1.5 million of the net proceeds from this offering for future marketing efforts and the remainder for working capital and general corporate purposes.

The ability of the Company to continue as a going concern is dependent upon its ability to continue to successfully raise additional equity or debt financing to allow it to fund ongoing operations, fund milestone and contingent payments due under the APA, and commercialize and market the Molecule.ai platform in order to generate revenues. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued.

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

Reverse Stock Split

On August 13, 2024, in order to meet Nasdaq’s minimum bid price requirement of $1.00 per share (the “Minimum Bid Price Requirement”), the Company effectuated a 1-for-8 reverse stock split of its issued and outstanding common stock, rounding up to account for any fractional shares (the “August 2024 Reverse Stock Split”). Subsequently, on June 16, 2025, in order to meet the Minimum Bid Price Requirement, the Company effectuated a 1-for-25 reverse stock split of its issued and outstanding common stock, rounding up to account for any fractional shares (the “June 2025 Reverse Stock Split”, and collectively with the August 2024 Reverse Stock Split, the “Reverse Stock Splits”).

The Reverse Stock Splits had no effect on the Company’s authorized shares of common stock or preferred stock and the par value remained unchanged at $0.00001. All common stock share, option, warrant and per share amounts (except our authorized but unissued shares and previously reserved shares) have been retroactively adjusted in these consolidated financial statements and related disclosures.

Basis of Consolidation

The consolidated financial statements have been prepared on a consolidated basis with those of the Company’s wholly-owned subsidiaries, Shuttle Pharmaceuticals, Inc., Shuttle Diagnostics, Inc., and 1563868 B.C. LTD (d/b/a Molecule.ai). All intercompany transactions and balances have been eliminated.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions. The Company bases its estimates and assumptions on current facts, historical experience, and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected. Significant estimates are contained in the accompanying consolidated financial statements for the valuation of debt and warrants, valuation of bifurcated derivative liabilities and other financial instruments, and the useful life of the Molecule.ai intangible asset.

Cash and Cash Equivalents

Cash and cash equivalents include cash in bank accounts and money market funds with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. As of December 31, 2025 and December 31, 2024, cash and cash equivalents consisted of the following:

	December 31,	December 31,
	2025	2024
Cash	$257,955	$1,918,941
Money market funds	76,050	1,203
	$334,005	$1,920,144

Periodically, the Company may carry cash balances at financial institutions in excess of the federally insured limit of $250,000 per institution. The amount in excess of the FDIC insurance as of December 31, 2025 was approximately $0.1 million. The Company has not experienced losses on these accounts and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant.

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

Set out below are the Company’s financial instruments that are required to be remeasured at fair value on a recurring basis and their fair value hierarchy as of December 31, 2025 and December 31, 2024:

December 31, 2025	Level 1	Level 2	Level 3	Carrying Value
Liabilities
Derivative Liability - Warrants	$—	$—	$99,687	$99,687
Convertible Note	—	—	—	—
Total Liabilities	$—	$—	$99,687	$99,687

December 31, 2024	Level 1	Level 2	Level 3	Carrying Value
Liabilities
Derivative Liability - Warrants	$—	$—	$25,281	$25,281
Convertible Note	—	—	684,205	684,205
Total Liabilities	$—	$—	$709,486	$709,486

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

For its derivative financial instruments, the Company utilizes the most appropriate valuation model (such as Monte Carlo simulations or other sophisticated models, based on the nature of the terms of the instrument) to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the consolidated balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within twelve (12) months of the balance sheet date.

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

For convertible notes for which the fair value option is not elected, the Company evaluates the convertible notes for embedded features and bifurcates these features (such as conversion options and redemption options) from their host instruments and accounts for them as free standing derivative financial instruments if certain criteria are met. The criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. All of the Company’s Convertible Bridge Notes as of December 31, 2025 have been converted.

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

Internal-Use Software

All costs related to the development of internal use software, other than those incurred during the application development stage, are expensed as incurred. Costs incurred during the application development stage are capitalized and amortized over the estimated useful life of the software, which is typically four years. The estimated useful lives of internally developed software are reviewed frequently and adjusted as appropriate to reflect upcoming development activities that may include significant upgrades and/or enhancements to the existing functionality. Capitalized internally developed software costs are amortized on a straight-line basis over their expected economic lives. Amortization of these costs begins once the product is ready for its intended use. The amount of costs capitalized within any period is dependent on the nature of software development activities and projects in each period.

Intangible Assets

Intangible assets can include intangible assets acquired as part of business combinations, asset acquisitions and other business transactions. The Company records intangible assets at cost, net of accumulated amortization and accumulated impairment losses, if any. Cost is measured based on the fair values of cash consideration paid and equity interests issued. The cost of an intangible asset acquired is its acquisition date fair value. Amortization of definite life intangible assets is calculated on a straight-line basis over the estimated useful lives of the assets.

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

Segment Information

Operating segments are defined as components of an enterprise about which separate and discrete information is available for evaluation by the chief operating decision-maker (“CODM”) in deciding how to allocate resources and assess performance. The Company’s CODM, its chief executive officer, evaluates the Company’s operations and manages its business as a single operating segment. With the exception of the Molecule.ai intangible asset, substantially all of the Company’s long-lived assets are held in the United States. The Molecule.ai intangible asset is recorded on the books of the Company’s Canadian subsidiary. Refer to Note 9 for the Company’s disclosure on its single operating segment.

Net Loss Per Common Stock

Net loss per share of common stock requires presentation of basic and diluted earnings per common share on the face of the consolidated statements of operations for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic earnings per share computation to diluted earnings per share.

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

Given the nominal exercise price of the Company’s issuance of Pre-Funded Warrants (as defined in Note 6), such Pre-Funded Warrants are included in the calculation of basic and diluted net loss per share as the exercise price per warrant is deemed nonsubstantive when compared to the fair value of the underlying common shares. The 1,284,109 unexercised pre-funded warrants as of December 31, 2025 were included in the Company’s calculation of basic and diluted loss per share.

For the years ended December 31, 2025 and 2024, the following common stock equivalents were excluded from the computation of diluted net loss per share as the result of the computation was anti-dilutive.

	December 31,	December 31,
	2025	2024
Convertible notes (Note 5)	—	32,218
Warrants (Note 7)	136,892	133,491
Restricted stock units (Note 7)	151,657	43,386
	288,549	209,095

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The guidance is effective for the Company’s fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-09, effective December 31, 2025, in these consolidated financial statements. ASU 2023-09 which only impacted the disclosures and did not otherwise impact the consolidated financial statements. See Note 11, Income Taxes, for disclosures related to the adoption of ASU 2023-09.

Recently Issued Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, “Disaggregation of Income Statement Expenses (“DISE”),” which requires disaggregated disclosure of income statement expenses for public business entities. The ASU does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the notes to the financial statements. ASU 2024-03 is effective for all public business entities for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the potential impact that this standard may have on its consolidated financial statements and related disclosures.

In September 2025, the FASB issued ASU 2025-06, “Intangibles-Goodwill and Other-Internal-use Software (Subtopic 350-40),” which modernizes the accounting framework for internal-use software. The ASU removes all references to prescriptive and sequential software development stages to reflect the current software development methodologies and frameworks. Under the ASU, an entity is required to start capitalizing software development costs when both of the following occur: (i) management has authorized and committed to funding the software project and (ii) it is probable that the project will be completed and the software will be used to perform the function intended. ASU 2025-06 is effective for all entities for fiscal years beginning after December 15, 2027, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the potential impact that this standard may have on its consolidated financial statements and related disclosures.

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

Following the Company’s discontinuation of its clinical trial for Ropidoxuridine, the Company committed to a plan to pursue a sublease for its laboratory space. Although no sublease has been executed as of December 31, 2025, the Company recorded total non-cash impairment charges of $109,235 related to its operating lease right-of-use asset during the year ended December 31, 2025, to reflect the reduced expected economic value of the operating lease right-of-use asset based on estimated sublease rates. The impairment charges are recorded within research and development expenses in the consolidated statements of operations.

The following summarizes the right-of use asset and lease information for the Company’s operating leases:

	Years Ended
	December 31,
	2025	2024
Operating lease cost	$91,787	$91,787
Variable lease cost	68,231	41,257
Sublease income	—	(6,489)
Total lease cost	$160,018	$126,555

Other information:
Cash paid for operating cash flows for operating leases	94,247	91,502

	December 31,	December 31,
	2025	2024
Weighted-average remaining lease term - operating leases (year)	2.67	3.67
Weighted-average discount rate - operating leases	10.48%	10.48%

Future non-cancelable minimum lease payments under the operating lease liability as of December 31, 2025, are as follows:

Years ended December 31,
2026	97,074
2027	99,986
2028	68,235
2029 and thereafter	—
Total future minimum lease payments	265,295
Less: imputed interest	(33,148)
Present value of payments	$232,147

Note 4 – Notes Payable-Related Party

On October 14, 2024, as part of the senior convertible note offering described in Note 5, the Company entered into a loan with a former officer of the Company in the amount of $250,000 (principal) with an interest rate of 14.5% per annum due October 13, 2025, and warrants to purchase 4,016 shares of common stock at an exercise price of $35.00 per share. As of December 31, 2025, there was no outstanding principal and interest balances for these related party notes. Under the fair value option, the senior convertible note was $206,085 as of December 31, 2024. The convertible note converted to 39,216 shares of the Company’s common stock in October 2025 (see Note 10).

On September 4, 2024, the Company issued a $250,000 promissory note (the “Promissory Note”) to a former officer of the Company for $250,000. The Promissory Note accrues interest at 12% per annum and is repayable in 12 substantially equal installments over a period of one year. During the years ended December 31, 2025 and 2024, the Company incurred $8,730 and $8,692 in interest expense relating to this Promissory Note. For the years ended December 31, 2025 and 2024, the Company repaid principal of $190,270 and $59,730, respectively. For the years ended December 31, 2025 and 2024, the Company paid interest of $9,640 and $6,907, respectively. The principal balance of the Promissory Note as of December 31, 2025 and 2024 was $0 and $190,270, respectively.

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

The Revolving Note bears interest at the rate of 18% per annum calculated on the basis of a 360-day year, consisting of twelve 30 calendar day periods, and shall accrue interest daily commencing from the date of any draw down until paid in full on the maturity date. The Company recognized deferred loan costs of approximately $78,000 in relation to the closing of the Revolving Loan Agreement as an asset on the consolidated balance sheet. These deferred loan costs are being amortized to interest expense on a straight-line basis to the maturity of the Revolving Loan Agreement. During the year ended December 31, 2025, the Company recognized $62,030 in interest expense related to the amortization of these deferred loan costs.

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

As of December 31, 2025, the Company has not yet drawn on the Revolving Note and no balances are outstanding.

2024 Convertible Bridge Notes

During October 2024, the Company completed a senior convertible note offering in two closings, as further described below.

On October 14, 2024, the Company issued an aggregate of $600,000 (of an up to $1.3 million authorized financing) senior secured convertible notes due in October 2025, which accrue interest at 14.5% interest per year. The notes included a 5% original issue discount and the Company received $570,000 in proceeds. The notes were optionally convertible by each holder at a 10% premium beginning three months after the date of issuance, and the conversion price would be the 5-day volume-weighted average price (“VWAP”) immediately prior to Closing unless re-set (one-time only) by a lower price of an offering entered into by the Company during the term of the notes. The Company had the option to prepay the notes at any time for 107% of total outstanding balance and any outstanding principal would be paid in conversion of shares of common stock at a 15% discount at the end of the term, subject to the Company’s exercise of the optional prepayment right. Any accrued interest was repaid quarterly in cash. The Company also issued warrants to the lenders to purchase an aggregate 9,639 shares of common stock, exercisable at $35.00 per share, with such warrants expiring five years from issuance. In addition, the Company’s former Chief Executive Officer and Chief Scientific Officer, Dr. Anatoly Dritschilo, invested a total of $237,500 in this financing round, in exchange for a $250,000 convertible note (see Note 4).

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

After analyzing the terms of the senior convertible notes (“Convertible Bridge Notes”) and its embedded features, the Company elected to account for the Convertible Bridge Notes at fair value under the allowable fair value option election. As such, the Company initially recognized the Convertible Bridge Notes at their fair value and subsequently measured the notes at fair value with changes in fair value recorded in current period earnings (or other comprehensive income, if specific to Company credit risk). The Company initially recorded the Convertible Bridge Notes at their estimated issuance date fair value of $806,758. As the fair value of the Convertible Bridge Notes exceeded the proceeds received, the Company recorded a loss on issuance of convertible notes of $16,758. The proceeds were allocated in full to the Convertible Bridge Notes recorded at fair value. The warrants issued in connection with the Convertible Bridge Notes were deemed to be equity instruments. In addition, the Company allocated the issuance costs incurred to these instruments to the Convertible Bridge Notes and, as such, expensed $107,491 in issuance costs, including $41,579 of original issue discount on the Convertible Bridge Notes.

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

Immediately prior to their mandatory conversion, the Company remeasured the fair value of the Convertible Bridge Notes based on the number of shares to be issued upon conversion and the fair value of the Company’s common stock immediately prior to conversion. Upon mandatory conversion of the outstanding principal in October 2025, the Company issued 117,612 shares of common stock. The fair value of the Company’s common stock at October 14, 2025 and October 21, 2025 was $3.92 and $3.47 per share.

The following table summarizes the changes in the carrying value of the Convertible Bridge Notes:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance - December 31, 2024	$684,205
Conversion of Convertible Bridge Note (at fair value)	(572,217)
Payments of coupon interest	(115,339)
Gain on change in fair value	3,351
Balance - December 31, 2025	$—

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

In conjunction with entry into the SPA, the Company entered into a series of related agreements, including a security agreement (the “Security Agreement”), an intellectual property security agreement (the “IP Security Agreement”) and a subsidiary guaranty (the “Subsidiary Guaranty”). The security agreements and guaranty allow, among other things, for the Investor to have a security interest in and place a lien on all of the Company’s assets and intellectual property until such time as the Alto Convertible Note is paid off. In addition, the SPA called for the Company to enter into a springing deposit account control agreement (the “Springing DACA”), which, in the event the Company defaulted on its repayment of the Alto Convertible Note, would allow the Investor to assume control of the Company’s bank account only with regard to any funds remaining outstanding under the Alto Convertible Note. As such, in conjunction with entry into the SPA, the Company established a separate bank account in which it deposited the Investment Amount and pursuant to which the Company, the Investor and the bank holding the Investment Amount, First Republic Bank, entered into the Springing DACA agreement. As the Investment Amount had been held at First Republic Bank, in light of certain banking crises then affecting smaller banks, on March 12, 2023, the Company and the Investor moved the Investment Amount from First Republic Bank, after which time the Springing DACA was no longer in effect. Further, pursuant to amending DACA would no longer be deemed applicable. In addition, the Company granted the Investor the option to purchase up to an additional $10 million in convertible notes and warrants on substantially the same terms as the Alto Convertible Note and Alto Warrant, excluding the Springing DACA requirement, with such option to be effective through December 31, 2025. The agreement offered the investor an opportunity to participate in future capital raises at substantially similar terms as the January 11, 2023 agreement. The Company expected that such subsequent convertible notes and warrants would be issued on substantially similar terms as the January 11, 2023 initial agreement, as amended, thus providing the Company the opportunity to negotiate certain aspects of the agreement.

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

During the year ended December 31, 2024, the Company recorded interest expense of $1.2 million, which included amortization of debt discount of $1.1 million. During the year ended December 31, 2024, the Company settled $1.4 million of principal and settled $0.1 million of accrued interest, which settlements were made in the form of 31,894 shares of common stock. During the year ended December 31, 2024, the Company paid $0.8 million of principal and $0.1 million of accrued interest for a total of $0.9 million. In relation to the settlements described above, the convertible debt was settled by September 30, 2024 and the Company recognized a loss on settlement of convertible debt of $0.8 million.

Note 6 – Molecule.ai Asset Acquisition

On November 20, 2025, the Company, through its wholly-owned subsidiary 1563868 B.C. Ltd, entered into an asset purchase agreement with 1542770 B.C. Ltd (the “Selling Party”) pursuant to which the Company purchased certain assets of the Selling Party, including, among others, the Selling Party’s AI-driven life sciences platform, all as more specifically set forth in the asset purchase agreement. In exchange for the acquired assets, the Company agreed to pay the Selling Parties (i) a cash payment of $3,000,000 at Closing, (ii) a first installment of $3,000,000 payable six months after Closing, and (iii) a second installment of $2,000,000 payable twelve months after closing, with both installments payable in cash or common stock at the Selling Party’s discretion, subject to a 19.99% equity issuance cap without shareholder approval. In addition, the Selling Party is entitled to contingent consideration of up to $2,000,000, payable upon achievement of specified technology development milestones within six months post-closing. Any portion of the consideration settled in equity will be measured based on the volume-weighted average price of the Company’s common stock over the ten trading days preceding the payment date.

Concurrently, the Company executed a consulting agreement pursuant to which the founder of the Selling Party will provide specified consulting services to enhance, upgrade and develop new features for the AI-driven platform. The term of the consulting agreement is one year, cancellable at any time by either party with thirty days’ notice. Total consideration under the consulting agreement is approximately $0.1 million per year, payable in equal monthly installments. The Company concluded that the payments under the consulting agreement are representative of fair market value and there are not economic interdependencies between the asset purchase agreement and the consulting agreement. Therefore, the Company accounts for the consulting agreement and the asset purchase agreement separately.

On December 23, 2025, the parties executed the first amendment to the asset purchase agreement pursuant to which a portion of the first installment payment was accelerated, with the remaining balance payable in accordance with the original terms. The Company issued 320,496 shares of common stock for an aggregate value of approximately $0.6 million, with the remaining $2.4 million payable in May 2026.

The asset purchase agreement contains customary mutual indemnification provisions under which each party agrees to indemnify the other for certain losses arising from breaches of representations, warranties, and covenants and specified pre-/post-closing liabilities, subject to customary limitations such as survival periods, thresholds, and caps.

The total purchase consideration as determined by the Company is as follows:

Consideration	Dollar Value
Closing Cash	$3,000,000
Accelerated portion of the First Installment	564,073
Six Month Installment	2,435,927
Twelve Month Installment	2,000,000
Technology Development Milestone 1*	1,000,000
Technology Development Milestone 2*	1,000,000
$10,000,000

*	These payments are contingent upon certain contingent milestones. The Company has accrued for these payments as of December 31, 2025, as the Company determined that both milestones were probable of being achieved.

The Company incurred approximately $0.1 million of transaction expenses related to the acquisition, which were capitalized and included in the initial carrying value at the date of the acquisition.

The Company accounted for the transaction as an asset acquisition due to the determination that substantially all of the fair value of the assets acquired was concentrated in a group of similar identifiable assets. The Company believes the “substantially all” criterion was met with respect to the acquired intellectual property as it acquired no other assets and assumed no liabilities in the transaction. Further, the Company concluded that the asset acquired represented a developed technology asset as the assets did not meet the definition of an in-process research and development asset. Accordingly, the purchase consideration, plus transaction costs, was allocated to the developed technology asset, with no goodwill recognized. The Company estimates that the developed technology asset has a useful life of four years.

The carrying value of the developed technology asset is summarized as follows:

Carrying value as of December 31, 2024	$—
Developed technology acquired	10,117,304
Amortization expense	(288,062)
Software in progress	12,000
Carrying value as of December 31, 2025	$9,841,242

Note 7 - Stockholders’ Equity

Common Stock

During the year ended December 31, 2025, the Company issued:

●	129,612 shares of common stock upon conversion of $831,579 of principal related to the conversion of the Convertible Bridge Notes,
●	53,637 shares of common stock as part of a public offering,
●	48,747 shares of common stock issued for vesting of restricted stock units,
●	21,924 shares of common stock as part of a private placement,
●	320,496 shares of common stock as part of an asset acquisition,
●	36 shares of common stock issued for rounding of reverse stock split fractional shares, and
●	1,286,070 shares of common stock issued for exercise of pre-funded warrants.

During the year ended December 31, 2024, the Company issued:

●	31,894 shares of common stock to settle $1.9 million of principal and $0.3 million of interest on a Convertible Note and incurred $0.8 of loss on settlement (see Note 5),
●	15,823 shares of common stock as part of a public offering.
●	1,201 shares of common stock issued for vesting of restricted stock units,
●	29,170 shares of common stock issued for the exercise of pre-funded warrants; and
●	4,657 shares of common stock issued for reverse stock split fractional share round up.

March 2025 Equity Financing

On March 12, 2025, the Company entered into an Underwriting Agreement (the “Underwriting Agreement”) with WestPark Capital, Inc. (“WestPark”) as the sole underwriter (the “Underwriter”), related to a public offering (the “Offering”) of (i) 53,637 shares (the “Shares”) of common stock of the Company, at a public offering price of $7.50 per share and (ii) pre-funded warrants to purchase 713,030 shares of Common Stock at an exercise price of $0.025 per share, at a public offering price of $7.475 per Pre-Funded Warrant (the “March 2025 Pre-Funded Warrants”). The Offering closed on March 13, 2025.

The Offering resulted in gross proceeds of approximately $5.7 million and net proceeds of approximately $5.0 million, reflecting approximately $0.7 million of legal costs and other expenses connected with the transaction.

The March 2025 Pre-Funded Warrants were exercisable at any time after March 13, 2025, at an exercise price of $0.025 per share. The March 2025 Pre-Funded Warrants contained standard adjustments to the exercise price, including for stock splits, stock dividends and pro rata distributions and contain customary terms regarding the treatment of such March 2025 Pre-Funded Warrants in the event of a fundamental transaction, which included but are not limited to a merger or consolidation involving the Company, a sale of all or substantially all of the assets of the Company or a business combination resulting in any person acquiring more than 50% of the outstanding shares of Common Stock of the Company. Additionally, the March 2025 Pre-Funded Warrants included restrictions on exercise in the event the Purchaser’s beneficial ownership of the Company’s common stock would exceed 4.99% of the number of shares of Common Stock outstanding immediately after giving effect to the exercise.

The Company concluded that the March 2025 Pre-Funded Warrants met the requirements to be classified in stockholders’ equity, and have been recorded as additional paid in capital.

As of December 31, 2025, all 713,030 March 2025 Pre-Funded Warrants have been exercised.

June 2025 Private Placement

On June 20, 2025, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) in a private placement, and engaged WestPark Capital, Inc. (“WestPark”) as the sole placement agent (the “Placement Agent”), pursuant to which the Company agreed to sell an aggregate of $4.3 million of its securities. The private placement consisted of the issuance of (i) 21,924 shares (the “Shares”) of common stock of the Company and purchase price of $3.60 per share (the “Common Stock”), and (ii) 1,158,953 pre-funded warrants, each to purchase one share of common stock of the Company at a purchase price of $3.599 and exercise price of $0.001 per pre-funded warrant (the “June 2025 Pre-Funded Warrants”) to one investor. The private placement closed on June 24, 2025. The private placement resulted in gross proceeds of approximately $4.3 million and net proceeds of approximately $3.9 million, reflecting approximately $0.4 million of placement agent fees, legal costs and other expenses connected with the transaction. The private placement closed on June 24, 2025.

The June 2025 Pre-Funded Warrants are exercisable at any time after issuance on June 24, 2025, at an exercise price of $0.001 per share. The June 2025 Pre-Funded Warrants contain standard adjustments to the exercise price, including for stock splits, stock dividends and pro rata distributions and contain customary terms regarding the treatment of such June 2025 Pre-Funded Warrants in the event of a fundamental transaction, which include but are not limited to a merger or consolidation involving the Company, a sale of all or substantially all of the assets of the Company or a business combination resulting in any person acquiring more than 50% of the outstanding shares of Common Stock of the Company. Additionally, the June 2025 Pre-Funded Warrants include restrictions on exercise in the event the Investor’s beneficial ownership of the Company’s common stock would exceed 4.99% (or, upon election by a Holder prior to the issuance of any Warrants, 9.99%) of the number of shares of Common Stock outstanding immediately after giving effect to the exercise.

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

As of December 31, 2025, 500,000 pre-funded warrants related to the June 2025 Private Placement have been exercised.

November 2025 Equity Financing

On November 3, 2025, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with Alternative Investment Capital Inc. (the “Purchaser”, “Investor”, or the “Holder”), pursuant to which the Company agreed to issue and sell to the Purchaser in a private placement transaction (the “Offering”) pre-funded warrants (the “November 2025 Pre-Funded Warrants”) to purchase up to 625,156 shares of common stock of the Company for aggregate gross proceeds of approximately $2.5 million, before deducting placement agent fees to WestPark and offering expenses payable by the Company. The Offering closed on November 4, 2025. The Offering resulted in gross proceeds of approximately $2.5 million and net proceeds of approximately $2.3 million, reflecting approximately $0.2 million of legal costs and other expenses connected with the transaction.

The November 2025 Pre-Funded Warrants are exercisable at any time after November 4, 2025, at an exercise price of $0.001 per share. The November 2025 Pre-Funded Warrants contain standard adjustments to the exercise price, including for stock splits, stock dividends and pro rata distributions and contain customary terms regarding the treatment of such November 2025 Pre-Funded Warrants in the event of a fundamental transaction, which include but are not limited to a merger or consolidation involving the Company, a sale of all or substantially all of the assets of the Company or a business combination resulting in any person acquiring more than 50% of the outstanding shares of Common Stock of the Company. Additionally, the November 2025 Pre-Funded Warrants include restrictions on exercise in the event the Purchaser’s beneficial ownership of the Company’s common stock would exceed 4.99% (or, upon election by a holder prior to the issuance of any Warrants, 9.99%) of the number of shares of Common Stock outstanding immediately after giving effect to the exercise.

The Company concluded that the November 2025 Pre-Funded Warrants met the requirements to be classified in stockholders’ equity, and the proceeds from the issuance of the November 2025 Pre-Funded Warrants have been recorded in additional paid in capital.

As of December 31, 2025, no November 2025 Pre-Funded Warrants have been exercised.

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

In connection with the March 2025 Equity Financing, the Company issued pre-funded warrants to purchase up to 713,030 shares of common stock, at an exercise price of $0.025 per share.

In connection with the June 2025 Equity Financing, the Company issued pre-funded warrants to purchase up to 1,158,953 shares of common stock, at an exercise price of $0.001 per share.

In connection with the November 2025 Equity Financing, the Company issued pre-funded warrants to purchase up to 625,156 shares of common stock, at an exercise price of $0.001 per share.

During the year ended December 31, 2025, holders of pre-funded warrants exercised their warrants resulting in the issuance of 1,286,070 shares of common stock. As of December 31, 2025, 1,284,109 pre-funded warrants remained unexercised and outstanding and have no expiration date.

A summary of activity regarding warrants to purchase common stock (excluding pre-funded warrants) for the year ended December 31, 2025 were as follows:

	Number of	Weighted Average	Average
	warrants	Exercise Price	Life (years)
Outstanding, December 31, 2024	138,582	$46.92	4.67
Expired	(1,690)	800.00	—
Granted	—	—	—
Outstanding, December 31, 2025	136,892	$37.62	3.72

The warrants had intrinsic value of $0 as of December 31, 2025. All of the outstanding warrants are exercisable as of December 31, 2025.

Equity Incentive Plan

The Company’s 2018 Equity Incentive Plan (the “2018 Plan”) provides for equity incentives to be granted to employees, executive officers, directors and key advisers and consultants. Equity incentive grants may be made in the form of stock options with an exercise price of not less than the fair market value of the underlying shares as determined pursuant to the 2018 Plan, restricted stock awards, other stock-based awards, or any combination of the foregoing. The 2018 Plan is administered by the Company’s compensation committee. In May 2025, the Company increased the shares authorized under the 2018 Plan by 5,000,000 shares. As of December 31, 2025, the Company has authorized 8,000,000 shares of common stock for issuance under the 2018 Plan. As of December 31, 2025, 204,015 shares have been granted, net of forfeitures, under the 2018 Equity Incentive Plan, of which 52,358 shares have vested.

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

During the years ended December 31, 2025 and 2024, pursuant to agreements with directors, officers and consultants, 231,720 and 44,099 RSUs with a value of $1.1 million and $0.9 million were granted, respectively.

Stock-based compensation expense was classified as follows for the years ended December 31, 2025 and 2024:

	Years Ended
	December 31,
	2025	2024
Research and development	$533,975	$75,772
General and administrative	398,992	183,972
	$932,967	$259,744

On February 27, 2025, the Company entered into a Revolving Loan Agreement with Bowery Consulting Group Inc. (“Bowery”) where the Company may borrow from Bowery an aggregate principal amount of up to $2,000,000 (see Note 5). As part of one of the lender conditions, no less than four of the current board members were to resign, with three new nominees to be elected and appointed by the remaining members of the Company’s Board of Directors. Upon the resignation of the four board members, vesting of all outstanding unvested RSUs held by the departing board members were allowed to accelerate immediately. The Company concluded that the acceleration represented a modification of the outstanding unvested RSUs. As a result of the modification, the Company recorded approximately $0.5 million of stock-based compensation expense. On September 8, 2025, the managing partner of Bowery was appointed to the Company’s Board of Directors. As a result, Bowery became a related party effective as of that date.

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

On May 8, 2025, the Company and Dr. Anatoly Dritschilo (“Dr. Dritschilo”) executed a Settlement Agreement and General Release pursuant to which Dr. Dritschilo agreed to resign from his position as the Company’s Chief Scientist Officer and Director of the Company’s Board of Directors on May 9, 2025. Under the Agreement and as consideration for timely signing, not timely revoking, and compliance with the promises made therein, the Company agreed to issue 38,565 RSUs, which vest in two years from issuance date. The fair value of the Company’s common stock at close of market on May 9, 2025 was $5.825 per share, for an aggregate fair value of the RSUs of $224,641. In November 2025, the Company accelerated recognition of the remaining unrecognized stock-based compensation expense of $170,481 associated with Dr. Dritschilo’s Settlement Agreement. As the Company is winding down its clinical trial activities, management concluded the remaining service requirements were no longer substantive; therefore, the remaining expense was recognized in November 2025. The expense is presented within research and development expense for the year ended December 31, 2025, and no additional expense will be recognized thereafter.

On November 21, 2025, Mr. Lorber resigned from his position as Chief Financial Officer. In connection with his resignation, the Company and Mr. Lorber entered into a Separation Agreement and Mutual Release (the “Separation Agreement”). Under the Separation Agreement, specified portions of Mr. Lorber’s RSU awards were modified to accelerate and vest on February 8, 2026, which coincided with (i) the expiration of his obligation to remain available for reasonable consultation/inquiries under the Separation Agreement and (ii) the vesting date of the August 12, 2025 RSU award under its original terms. As a result of the modification, 14,999 RSUs were forfeited and 39,854 RSUs remained outstanding and subject to vesting through February 8, 2026. As a result of the modification, the Company recognized incremental stock-based compensation expense of $322 during the year ended December 31, 2025.

As of December 31, 2025, there was $0.3 million of unrecognized RSU compensation cost related to non-vested stock-based compensation arrangements which is expected to be recognized over a weighted-average period of 2.47 years.

The following is a summary of activity regarding Restricted Stock Units issued:

	Number of RSU	Weighted Average Fair Value Per RSU
Outstanding, December 31, 2024	43,386	$21.00
Granted	231,720	4.79
Forfeited	(74,702)	5.60
Vested	(48,747)	16.02
Outstanding, December 31, 2025	151,657	$5.28

Note 8 – Derivative Liabilities

Fair Value Assumptions Used in Accounting for Derivative Liabilities

ASC 815 requires the Company to assess the fair market value of derivative liabilities at the end of each reporting period and recognize any change in the fair market value as other income or expense.

In October 2024, in connection with the October 2024 Equity Financing, the Company issued warrants to purchase 118,033 shares of common stock, with an exercise price of $35.00 per share, valued at inception at $0.2 million and as of December 31, 2025, at less than $0.1 million. The Company determined that the derivative liabilities from the warrants issued in relation to the October 2024 Equity Financing did not qualify for classification as equity instruments as they did not meet the requirements to be considered indexed to the Company’s own stock, due to potential variability in the settlement amount upon a fundamental transaction, as defined.

In January 2023, in connection with the Alto Convertible Note, the Company issued warrants to purchase 5,091 shares of common stock, with an exercise price of $3.38 per share, as adjusted, valued at inception at $1.1 million and as of December 31, 2025, at less than $0.1 million. The Company determined that the derivative liabilities from the warrants issued in relation to the Alto Convertible Note did not qualify for classification as equity instruments due to the existence of certain net cash settlement provisions that are not within the sole control of the Company. In addition, there are certain down round provisions that could reduce the exercise price if the Company issues securities at lower prices in the future.

The Company has determined the Acceleration Option in the Alto warrants is an embedded derivative within the host instrument and has bifurcated it from the host instrument and recorded it as a derivative liability valued at $1.4 million at inception, using a Monte Carlo simulation model. The Company determined its derivative liability from the noteholder’s Acceleration Option for the Alto Convertible Note was not clearly and closely related to the host and should thus be accounted for as a bifurcated derivative liability. As of December 31, 2025, the value of the Acceleration Option was $0 as the Alto Convertible Note was settled in full by September 30, 2024.

The Company classifies these derivative liabilities as a Level 3 fair value measurement. As of December 31, 2024, the Company utilized a Monte Carlo simulation to calculate the fair value of the October 2024 Equity Financing warrants. The key inputs for the Monte Carlo simulation as of December 31, 2024, were as follows:

Net cash settlement and down round key valuation inputs - warrants*
Annualized volatility	57.50% - 97.14%
Risk-free interest rate	4.4%
Quoted VWAP	$0.82
Exercise price	$0.48
Probability assessment[1]	10% - 40%
Illiquidity discount	(26)%
Time period (years)	2.03 - 4.84

1	Probability assessments include the probabilities that subsequent successful capital raises (in terms of amounts raised and timing) are not executed and the probability that the securities issuable under the convertible bridge notes are not timely registered.

*	Based on a Monte Carlo simulation analysis of 50,000 iterations

As of December 31, 2025, the Company utilized a Black-Scholes Model to calculate the fair value of the Alto and October 2024 Equity Financing warrants. The change in methodologies was deemed appropriate due to the conversion of the October 2024 Convertible Notes and reduction in variables and complexities with said instruments no longer outstanding. The key inputs for the Black-Scholes Model as of December 31, 2025, were as follows:

December 31, 2025
Stock price on valuation date	$1.80
Exercise price per share	$3.38 - $35.00
Term (years)	1.03 - 3.84
Volatility	112% - 135%
Risk-free rate	3.48% - 3.63%
Dividend yield	—%

The following table summarizes the changes in the derivative liabilities:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Warrants	Alto Acceleration Feature
Balance - December 31, 2023	$410,660	$3,852
Addition of new derivatives	166,558	—
Gain on change in fair value	(551,937)	(3,852)
Balance - December 31, 2024	25,281	—
Loss on change in fair value	74,406	—
Balance - December 31, 2025	$99,687	$—

Note 9 – Commitments and Contingencies

On April 3, 2025, the Company, entered into a consulting agreement with the IR Agency LLC (the “IR Agency”). Pursuant to the consulting agreement, IR Agency agreed to provide certain marketing and advertising services to communicate information about the Company to the financial community, including, but not limited to, creating personnel profiles, media distribution and building a digital community with respect to the Company. As consideration for the performance of the services, the Company paid the IR Agency $2.0 million on April 5, 2025. The term of the consulting agreement was for three months starting on April 3, 2025.

On September 15, 2025, the Company, entered into another consulting agreement with the IR Agency to continue the services contracted for in April 2025. As consideration for the performance of the services, the Company paid the IR Agency $1.5 million. The term of the consulting agreement was for two months. For the year ended December 31, 2025, the Company incurred $3.5 million of costs under the two consulting agreements with the IR Agency.

On December 16, 2024, the Company entered into a sponsored research agreement (the “Sponsored Research Agreement”) with the Regents of the University of California, on behalf of its San Francisco campus (the “UCSF”), pursuant to which UCSF’s employees will conduct research on a project entitled “Investigation of 18F-fluorodeboronation method for PSMA targeting ligand radiolabeling and evaluation in prostate cancer models” (the “Research Program”). Under the terms of the Sponsored Research Agreement, the Company will bear the total cost of $0.3 million of the Research Program and has an exclusive license to the intellectual property underlying the research. This Sponsored Research Agreement will be effective for a period of one year and may be extended by written mutual consent of the parties. In December 2025, the Sponsored Research Agreement was extended until June 30, 2026. During the year ended December 31, 2025, the Company made prepayments of $0.2 million, respectively, and amortized $0.2 million, respectively, of costs under the Sponsored Research Agreement.

In January 2025, the Company entered into a change order to its existing agreement with Theradex Systems, Inc., the Company’s primary third-party CRO, for purposes of supporting the Company’s clinical trials of Ropidoxuridine. Following the change order, the Company’s total cost limit increased by $3.0 million, for an aggregate of $5.3 million. On October 15, 2025, the Company received a letter from Theradex Systems, Inc., providing written notice of termination of the master agreement, dated November 1, 2018 (the “Master Agreement”), between the Company and Theradex, and all work orders thereunder, and demanding immediate payment of all outstanding amounts owed thereunder in the aggregate amount of $1.1 million. Pursuant to the notice of termination, on November 20, 2025, the Company entered into a release and settlement agreement (the “Settlement Agreement”) with Theradex, pursuant to which the Company paid a partial payment of $0.3 million to Theradex as full and final payment of any and all claims relating to the debt or obligation previously owed by the Company to Theradex, totalling approximately $0.6 million (the “Outstanding Liabilities”) and in consideration of such payment, each party released, acquitted and discharged each other from all claims arising from the Outstanding Liabilities and Theradex properly winded down operations in a manner compliant with the Food and Drug Administration. After the payments pursuant to the Settlement Agreement, the Company still owes amounts, under five separate research site agreements between the Company and various hospitals, as disclosed in the Settlement Agreement. As part of the Company’s wind down of its Clinical Trials, the Company has incurred expenses that qualify as exit and disposal costs under U.S. GAAP. These include right of use asset impairment charges, accelerated expense recognition of share-based payments, and contract termination costs. Costs associated with the wind down of the Clinical Trials are recorded within research and development expenses in the consolidated financial statement of operations. The Company currently estimates wind down costs associated with Theradex contract termination to be approximately $0.8 million and is recorded within accounts payable and accrued expenses on the consolidated balance sheets as of December 31, 2025, and within research and development expenses on the consolidated statements of operations for the year ended December 31, 2025.

In March 2025, the Company entered into a consulting services agreement (the “Consulting Agreement”) with Bowery Consulting Group Inc. (the “Consultant”). According to the Consulting Agreement, the Consultant will provide consulting services in connection with the Company’s business, advising on viability of plans for scaling activities, growth and capital raising strategies, and costs minimization associated with technological platform improvements and marketing spend. On September 8, 2025, the managing partner of the Consultant was appointed to the Company’s board of Directors. As a result, the Consultant became a related party effective as of that date. The Company agreed to pay the Consultant $0.3 million for their services, of which the Company recognized expense of $0.3 million during the year ended December 31, 2025 related to the Consulting Agreement.

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

Note 10 – Business Segment Information

The Company operates as one operating segment with a focus on the development of novel drug therapies, including cancer therapies, extending new applications of radiation therapy, and other drug development, including through the use of the Molecule.ai platform by the Company as well as licensing the right to use Molecuile.ai to others. The CEO, as our chief operating decision maker (CODM), manages and allocates resources to the operations of the Company on a consolidated basis, considering primarily research and development expenditures, investment in the continued development of the Molecule.ai platform cash burn and net loss. This enables the CEO to assess our overall level of available resources and determine how best to deploy these resources across projects in line with the longer-term Company-wide strategic goals. During the year ended December 31, 2025, the Company appointed an Interim CEO, who assumed the role of CODM. This appointment did not result in any immediate changes to the reporting metrics that the CODM uses to manage and allocate resources to the operations of the Company. Our former CEO continued to chair the Company’s Board of Directors and serve in a corporate role as Chief Scientific Officer until his retirement on May 9, 2025.

The accounting policies of our reportable segment are the same as those described in the “Summary of Significant Accounting Policies” for the Company. All costs, research and development expenses, general and administrative expenses, other operating expenses, interest expense, depreciation, corporate overhead assets (workforce, intellectual property, etc.) are fully allocated to the Company’s one segment. Significant segment expenses include payroll and costs incurred for the Company’s primary third-party contract research organization (“CRO”). The contract with the Company’s primary CRO was terminated during the year ended December 31, 2025 following the discontinuation of the clinical trial of Ropidoxuridine (see Note 9). During the years ended December 31, 2025 and 2024, the Company incurred payroll expenses classified in our consolidated statements of operations as research and development of $1.2 million and $1.0 million, respectively. During the years ended December 31, 2025 and 2024, the Company incurred payroll expenses classified in our consolidated statements of operations as general and administrative of $0.6 million and $0.5 million, respectively. During the year ended December 31, 2025, the Company incurred third-party CRO expenses of $2.4 million, all of which is classified in our consolidated statements of operations as research and development. All other operating expenses in our consolidated statements of operations are characterized as other segment expenses which, after factoring in other income and expenses, reconcile to net loss for each period. The Company’s reportable segment’s profit or loss, assets, significant expenses and other specified items are consistent with the financial information disclosed in our consolidated financial statements. See the consolidated financial statements for the financial information of the Company’s one segment.

Note 11 – Income Taxes

Loss before the provision for incomes taxes consists of the following:

	Years Ended December 31,
	2025	2024
United States	$11,431,788	$9,144,797
Canada	289,881	—
	$11,721,669	$9,144,797

The components of income tax expense are as follows:

	Years Ended December 31,
	2025	2024
Deferred:
Federal tax benefit	$(2,251,330)	$—
Canada tax benefit	(78,268)	—
State tax benefit	(400,866)	—
Valuation allowance change	2,730,464	—
Total deferred income tax	—	—
Total income tax expense	$—	$—

The table below provides the updated requirements of ASU 2023-09 for 2025. See Notes to Consolidated Financial Statements - Income Taxes for additional details on the adoption of ASU 2023-09. The effective tax rate differs from the federal statutory income tax rate applied to the loss before provision for income taxes and tax due to the following:

	Year Ended December 31, 2025
	$	%
Expected tax benefit at U.S. federal statutory rate	$(2,461,561)	21.0%
State income tax benefit, net of federal tax effect	(616,671)	5.3%
Foreign tax effects:
Canada
Tax rate differential	2,401	—%
Effect of changes in tax laws or rates	99,039	(0.8)%
R&D tax credits	—	—%
Return to provision adjustments:	83,835	(0.7)%
Permanent differences:
Meals & entertainment and penalties and interest	2,775	—%
Equity-linked financing	36,895	(0.3)%
Windfall of stock compensation expense	(15,146)	0.1%
Change in valuation allowance	2,730,464	(23.3)%
Other adjustments
Shortfall of stock compensation expense	16,012	(0.1)%
Accrued expenses & NOL true up adjustments	117,052	(1.0)%
Miscellaneous adjustments	4,905	—%
Total income tax expense	$—	—%

As previously disclosed for the year ended December 31, 2024, prior to the adoption of ASU 2023-09, the effective income tax rate differs from the statutory federal income tax rate as follows:

Year Ended December 31,
2024
Federal income tax benefit at statutory rate	21.0%
State income tax benefit, net of federal tax effect	6.9%
Change in tax rate	—%
R&D tax credits	—%
Return to provision adjustments	(4.9)%
Permanent differences
Change in FMV of Warrant Liability	2.1%
Loss on convertible note conversion	(2.5)%
Disqualified debt interest expense	(3.7)%
Change in valuation allowance	(18.3)%
Shortfall of stock compensation expense	(0.6)%
Other adjustments	—%
Total income tax expense	—%

The principal components of deferred tax assets consist of the following:

	December 31,
	2025	2024
Deferred tax asset:
Net operating loss carryforwards - U.S.	$7,318,322	$2,996,460
Net operating loss carryforwards - Canada	491	—
Intangibles assets - U.S.	63,404	1,834,368
Intangibles assets - Canada	77,777
R&D tax credits	190,835	189,232
Equity based compensation	102,369	1,523
Interest & other accrued expenses	—	45,424
Accrued expenses	3,956	—
Lease asset/(liability)	34,334	6,435
Total	$7,791,488	$5,073,442

	December 31,
Deferred tax Liabilities:	2025	2024
Prepaid expenses	(3,263)	$(16,188)
State income tax deferred	—	—
Fixed assets	(2,485)	(1,975)
Total	$(5,748)	$(18,163)

Total deferred tax asset	$7,785,740	$5,055,279
Less: valuation allowance	(7,785,740)	(5,055,279)
Net deferred tax liability	$—	$—

As of December 31, 2025 and 2024, the Company had approximately $28.0 million and $10.9 million of net operating losses (“NOL”) carried forward to offset federal and state taxable income, if any, in the future. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

NOLs created prior to 2018 could be carried back two years and carried forward 20 years. As amended by the Tax Cuts and Jobs Act of 2017 (TCJA), NOLs created after 2017 can no longer be carried back and are instead carried forward indefinitely. The Company has $139,813 and $238,380 of federal NOL carryforwards from 2016 and 2017, respectively, which begin to expire in 2036. The Company has an additional $27.3 million and $26.3 million of federal and state NOLs created after 2017, respectively, which can be carried forward indefinitely. The NOLs can be used to offset future income limited to the lesser of the NOL or 80% of the year’s taxable income.

As of December 31, 2025, the Company has $200,715 of federal Research and Development tax credits. These can be carried forward 20 years to offset future federal income tax. These begin to expire in 2037.

The Company recognizes tax benefits from uncertain tax positions only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized from such positions are estimated based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. There are no uncertain tax positions to be reported for the tax years 2025 and 2024.

Beginning in 2022, the Tax Cuts and Jobs Act (the “Tax Act”) requires taxpayers to capitalize research and development expenses with amortization periods over five years for domestic research and developments costs and fifteen years for foreign research and development costs. The One Big Beautiful Bill Act (the “OBBBA”) was signed into law on July 4, 2025, and contains significant tax law changes, including allowing for the immediate expensing in 2025 and forward of domestic research and development costs. Because of the Company’s valuation allowance on its deferred tax assets, the change did not impact the Company’s consolidated financial statements.

Note 12 – Subsequent Events

On January 6, 2025, the Board of Directors of the Company appointed Ms. Yuying Liang, CPA as Chief Financial Officer of the Company. In connection with this appointment, Mr. Christopher Cooper will no longer serve as the Company’s Chief Financial Officer (Principal Financial Officer). Mr. Cooper will continue to serve the Company in his position as Interim Chief Executive Office.

On January 29, 2026, the Company entered into Amendment No. 1 to Mr. Cooper’s consulting agreement (the “Amendment”) to extend the term of the consulting agreement to August 1, 2026, effective September 11, 2025. In accordance with the terms of the consulting agreement, Mr. Cooper will receive compensation of $20,000 per month. The consulting agreement may be terminated by either party upon 30 days’ notice, and may be terminated for cause immediately. Mr. Cooper will be expected to work 40 hours per week and will be subject to standard confidentiality and non-disclosure provisions.

In January and February 2026, the Company issued a total of 1,284,109 shares of common stock from the Pre-Funded Warrant Shares reserved for issuance upon the exercise of Pre-Funded Warrants. Following the exercises in January and February 2026, all Pre-Funded Warrants outstanding as of December 31, 2025, have been exercised.

On March 9 2026, the Company closed an underwritten public offering of 2,238,800 shares of its common stock at a public offering price of $0.50 per share, resulting in gross proceeds of $3.5 million and net proceeds of approximately $3.36 million after deducting underwriting discounts, commissions, and estimated offering expenses of $140,000. The offering included 4,761,200 pre-funded warrants at a price of $0.499 per warrant, each exercisable for one share of common stock at a nominal exercise price of $0.001 per share. The Company intends to use up to $1.5 million of the net proceeds from this offering for future marketing efforts and the remainder for working capital and general corporate purposes.

In March 2026, the Company made a payment of $1.25 million to IR Agency related to certain marketing and advertising services.

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

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Exchange Act Rule 15d-15(e)) are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our Interim Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of December 31, 2025, our management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Such evaluation was carried out under the supervision of our Interim Chief Executive Officer by our Chief Financial Officer, and our third-party financial service provider. Based on this evaluation, management concluded that our disclosure controls and procedures were, and continues to be, ineffective as of December 31, 2025. Based on the foregoing, our management concluded that our internal controls over the following financial reporting areas to be material weaknesses:

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

Other than as noted below, there has been no change in the Company’s internal control over financial reporting during the fiscal year ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. Management will continue to monitor and evaluate the effectiveness of our internal controls and procedures over financial reporting on an ongoing basis and are committed to taking further action and implementing additional improvements as necessary.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

For the information required by this Item, see “Questions and Answers About Procedural Matters”, “Election of Directors”, “Nominees”, “Audit Committee”, “Meetings of the Board of Directors”, “Code of Conduct”, “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement to be filed with the SEC, which sections are incorporated herein by reference.

Item 11. Executive Compensation

The information required by this item will be set forth under the caption “Executive and Director Compensation” and “Item 402(v) Pay Versus Performance Disclosure” in the Proxy Statement and is incorporated in this Annual Report by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

For the information required by this Item, see “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Proxy Statement to be filed with the SEC, which sections are incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

For the information required by this Item, see “Director Independence” and “Related Party Transactions” in the Proxy Statement to be filed with the SEC, which sections are incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

For the information required by this Item, see “Ratification of the Appointment of Independent Registered Public Accounting Firm” and “Audit Committee Pre-Approval Policies” in the Proxy Statement to be filed with the SEC, which sections are incorporated herein by reference.

PART IV

Item 15. Exhibit and Financial Statement Schedules

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 333-265429) filed on June 3, 2022).
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation, effective March 30, 2022 (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (File No. 333-265429) filed on June 3, 2022).
3.3	Amended and Restated Certificate of Designation for Series A Convertible Preferred Stock, effective April 6, 2022 (incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-1 (File No. 333-265429) filed on June 3, 2022).
3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation, effective June 22, 2022 (incorporated by reference to Exhibit 3.5 to the Registration Statement on Form S-1/A (File No. 333-265429) filed on June 23, 2022).
3.5	Second Amended and Restated By-Laws (incorporated by reference to Exhibit 3.1 to the current Report on Form 8-K filed on November 1, 2022).
3.6	Certificate of Amendment to Amended and Restated Certificate of Incorporation, effective August 13, 2024 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on August 7, 2024).
4.1	Form of Convertible Note, dated February 2022 (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 (File No. 333-265429) filed on June 3, 2022).
4.2	Form of 10% Promissory Note, dated August 2022 (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1/A (File No. 333-265429) filed on August 18, 2022).
4.3	Form of Warrant, dated August 2022 (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1/A (File No. 333-265429) filed on August 18, 2022).
4.4	Form of Public Offering Warrant (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-1/A (File No. 333-265429) filed on August 18, 2022).
4.5	Form of Underwriting Warrant issuable to Boustead Securities LLC (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-1/A (File No. 333-265429) filed on August 18, 2022).
4.6	Form of Common Warrants (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed October 17, 2024).
4.7	Form of Common Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K dated October 31, 2024)
4.8	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K dated October 31, 2024)
4.9	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.9 to Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-284889) filed on March 5, 2025).
4.10	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed June 25, 2025).
4.11	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed November 7, 2025).
4.12	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K dated March 10, 2026).
10.1	Form of Subscription Agreement for Series A Convertible Preferred Stock (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1 (File No. 333-265429) filed on June 3, 2022).
10.2	2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 (File No. 333-265429) filed on June 3, 2022).
10.3	Employment Agreement, dated July 30, 2014, between Shuttle Pharmaceuticals Holdings, Inc. and Tyvin Rich (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1 (File No. 333-265429) filed on June 3, 2022).
10.4	SBIR Contract #HHSN261201400013C, dated September 19, 2014, between Shuttle Pharmaceuticals, LLC and National Institute of Health National Cancer Institute (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 (File No. 333-265429) filed on June 3, 2022).
10.5	SBIR Contract #HHSN261201400013C Amendment of Solicitation/Modification of Contract, dated August 3, 2015, between Shuttle Pharmaceuticals, LLC and National Institute of Health National Cancer Institute (Radiosensitizer Option Phase II) (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 (File No. 333-265429) filed on June 3, 2022).
10.6	SBIR Contract #HHSN261201600027C, dated September 19, 2016, between Shuttle Pharmaceuticals, LLC and National Institute of Health National Cancer Institute (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1 (File No. 333-265429) filed on June 3, 2022).
10.7	SBIR Contract #HHSN261600038C dated September 19, 2016 between Shuttle Pharmaceuticals, LLC. and National Institute of Health National Cancer Institute (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1 (File No. 333-265429) filed on June 3, 2022).
10.8	Material Transfer Agreement, dated April 25, 2017, between Shuttle Pharmaceuticals, Inc. and George Washington University (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-1 (File No. 333-265429) filed on June 3, 2022).
10.9	Employment Agreement, dated May 30, 2019, between Shuttle Pharmaceuticals Holdings, Inc. and Peter Dritschilo (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1 (File No. 333-265429) filed on June 3, 2022).
10.10	Employment Agreement, dated May 30, 2019, between Shuttle Pharmaceuticals Holdings, Inc. and Mira Jung (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1 (File No. 333-265429) filed on June 3, 2022).
10.11	Employment Agreement, dated June 28, 2019, between Shuttle Pharmaceuticals Holdings, Inc. and Anatoly Dritschilo (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1 (File No. 333-265429) filed on June 3, 2022).

10.12	Amended and Restated Employment Agreement, dated September 1, 2019, between Shuttle Pharmaceuticals Holdings, Inc. and Michael Vander Hoek (incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-1 (File No. 333-265429) filed on June 3, 2022).
10.13	Form of Letter Agreement with Director (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-1 (File No. 333-265429) filed on June 3, 2022).
10.14	Subaward Agreement dated October 28, 2014 between Shuttle Pharmaceuticals, LLC and LifeSpan/Rhode Island Hospital (incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-1 (File No. 333-265429) filed on June 3, 2022).
10.15	Sublicense Agreement, dated February 15, 2019, between Shuttle Pharmaceuticals Inc. and Propagenix, Inc. (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-1 (File No. 333-265429) filed on June 3, 2022).
10.16	SBIR Contract #HHSN261201800016C/75N91018C00016 Agreement between Shuttle Pharmaceuticals, LLC and National Institute of Health National Cancer Institute (incorporated by reference to Exhibit 10.17 to the Registration Statement on Form S-1 (File No. 333-265429) filed on June 3, 2022).
10.17	Promissory Note, dated as of August 24, 2019, between Shuttle Pharmaceuticals Holdings, Inc. and Anatoly Dritschilo (incorporated by reference to Exhibit 10.18 to the Registration Statement on Form S-1 (File No. 333-265429) filed on June 3, 2022).
10.18	SBIR Phase II Contract #75N9101C00031, dated September 6, 2019, between Shuttle Pharmaceuticals, Inc. and National Institute of Health National Cancer Institute (incorporated by reference to Exhibit 10.19 to the Registration Statement on Form S-1 (File No. 333-265429) filed on June 3, 2022).
10.19	Director Offer Letter, dated December 2, 2020, between Chris H. Senanayake and Shuttle Pharmaceuticals Holdings, Inc. (incorporated by reference to Exhibit 10.20 to the Registration Statement on Form S-1 (File No. 333-265429) filed on June 3, 2022).
10.20	Promissory Note, dated December 1, 2020, between Shuttle Pharmaceuticals Holdings, Inc. and Joy Dritschilo (incorporated by reference to Exhibit 10.21 to the Registration Statement on Form S-1 (File No. 333-265429) filed on June 3, 2022).
10.21	Promissory Note, dated December 1, 2020, between Shuttle Pharmaceuticals Holdings, Inc. and Anatoly Dritschilo (incorporated by reference to Exhibit 10.22 to the Registration Statement on Form S-1 (File No. 333-265429) filed on June 3, 2022).
10.22	Non-Disclosure, Evaluation and Option Agreement, dated May 30, 2019, between Shuttle Pharmaceuticals, Inc. and University of Virginia Licensing & Ventures Group (incorporated by reference to Exhibit 10.23 to the Registration Statement on Form S-1 (File No. 333-265429) filed on June 3, 2022).
10.23	First Amendment to Non-Disclosure, Evaluation and Option Agreement, dated November 30, 2019, between Shuttle Pharmaceutical, Inc. and University of Virginia Licensing & Ventures Group (incorporated by reference to Exhibit 10.24 to the Registration Statement on Form S-1 (File No. 333-265429) filed on June 3, 2022).
10.24	Form of Note and Warrant Subscription Agreement, dated December 28, 2021 (incorporated by reference to Exhibit 10.25 to the Registration Statement on Form S-1 (File No. 333-265429) filed on June 3, 2022).
10.25	Form of Note, dated December 28, 2021 (incorporated by reference to Exhibit 10.26 to the Registration Statement on Form S-1 (File No. 333-265429) filed on June 3, 2022).
10.26	Form of Common Stock Purchase Warrant, dated December 28, 2021 (incorporated by reference to Exhibit 10.27 to the Registration Statement on Form S-1 (File No. 333-265429) filed on June 3, 2022).
10.27	Consulting Agreement, dated January 1, 2022, between Shuttle Pharmaceuticals Holdings, Inc. and Steven Bayern (incorporated by reference to Exhibit 10.28 to the Registration Statement on Form S-1 (File No. 333-265429) filed on June 3, 2022).
10.28	Amendment to Promissory Note, dated January 25, 2022, between Shuttle Pharmaceuticals Holdings, Inc. and Joy Dritschilo (incorporated by reference to Exhibit 10.29 to the Registration Statement on Form S-1 (File No. 333-265429) filed on June 3, 2022).
10.29	Amendment to Promissory Note, dated January 25, 2022, between Shuttle Pharmaceuticals Holdings, Inc. and Anatoly Dritschilo (incorporated by reference to Exhibit 10.30 to the Registration Statement on Form S-1 (File No. 333-265429) filed on June 3, 2022).
10.30	Form of Convertible Note Subscription Agreement and Investor Rights Agreement (incorporated by reference to Exhibit 10.31 to the Registration Statement on Form S-1 (File No. 333-265429) filed on June 3, 2022).
10.31	Amendment No. 1 to Promissory Note, dated July 29, 2022, between Shuttle Pharmaceuticals Holdings, Inc. and Joy Dritschilo (incorporated by reference to Exhibit 10.32 to the Registration Statement on Form S-1/A (File No. 333-265429) filed on August 18, 2022).
10.32	Amendment No. 2 to Promissory Note, dated July 29, 2022, between Shuttle Pharmaceuticals holdings, Inc. and Joy Dritschilo (incorporated by reference to Exhibit 10.33 to the Registration Statement on Form S-1/A (File No. 333-265429) filed on August 18, 2022).

10.33	Amendment No. 2 to Promissory Note, dated July 29, 2022, between Shuttle Pharmaceuticals Holdings, inc. and Anatoly Dritschilo (incorporated by reference to Exhibit 10.34 to the Registration Statement on Form S-1/A (File No. 333-265429) filed on August 18, 2022).
10.34	Manufacturing Agreement, dated September 14, 2022, between Shuttle Pharmaceuticals, Inc. and TCG GreenChem, Inc. (incorporated by reference to Exhibit 10.1 to the Current report on Form 8-K filed September 19, 2022).
10.35	Form of Securities Purchase Agreement, dated January 11, 2023, between Shuttle Pharmaceuticals Holdings, Inc. and the investors named therein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed January 12, 2023).
10.36	Form of Note, dated January 11, 2023 (incorporated by reference to Exhibit 10.2 to the Current Report on form 8-K filed January 12, 2023).
10.37	Form of Warrant, dated January 11, 2023 (incorporated by reference to Exhibit 10.3 to the Current Report on form 8-K filed January 12, 2023).
10.38	Form of Security Agreement, dated January 11, 2023, between Shuttle Pharmaceuticals Holdings, Inc., Shuttle Pharmaceuticals, Inc. and Alto Opportunity Master Fund, SPC – Segregated Portfolio B (incorporated by reference to Exhibit 10.4 to the Current Report on form 8-K filed January 12, 2023).
10.39	Form of Intellectual Property Security Agreement, dated January 11, 2023 (incorporated by reference to Exhibit 10.5 to the Current Report on form 8-K filed January 12, 2023).
10.40	Form of Subsidiary Guaranty (incorporated by reference to Exhibit 10.6 to the Current Report on form 8-K filed January 12, 2023).
10.41	Form of Registration Rights Agreement, dated January 11, 2023 (incorporated by reference to Exhibit 10.7 to the Current Report on form 8-K filed January 12, 2023).
10.42	Form of Director Offer Letter (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed February 22, 2023).
10.43	Proposal for Service Agreement, dated March 7, 2023, between Shuttle Pharmaceuticals, Inc. and University of Iowa Pharmaceuticals (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed March 9, 2023).
10.44	Amended and Restated Insider Trading Policy, effective March 10, 2023 (incorporated by reference to Exhibit 10.44 to the Annual Report on Form 10-K filed March 15, 2023).
10.45	Form of Executive Compensation Clawback Policy, effective March 10, 2023 (incorporated by reference to Exhibit 10.45 to the Annual Report on Form 10-K filed March 15, 2023).
10.46	Letter Agreement, dated March 11, 2023, between Shuttle Pharmaceuticals Holdings, Inc. and Alto Opportunity Master Fund, SPC – Segregated Portfolio B, as Collateral Agent (incorporated by reference to Exhibit 10.46 to the Annual Report on Form 10-K filed March 15, 2023).
10.47	Research Agreement, dated March 16, 2023, between Shuttle Pharmaceuticals, Inc. and Georgetown University (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 22, 2023).
10.48	Material Transfer Agreement, dated March 21, 2023, between Shuttle Pharmaceuticals, Inc. and Georgetown University (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on March 22, 2023).
10.49	Amendment Agreement, dated May 10, 2023, by and between Shuttle Pharmaceuticals Holdings, Inc., Shuttle Pharmaceuticals, Inc. and Alto Opportunity Master Fund, SPC – Segregated Master Portfolio B. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 11, 2023).
10.50	Amendment No. 1 to the Amendment Agreement, dated June 4, 2023, by and between Shuttle Pharmaceuticals Holdings, Inc., Shuttle Pharmaceuticals, Inc. and Alto Opportunity Master Fund, SPC – Segregated Master Portfolio B. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 5, 2023).
10.51	Consulting Agreement, dated October 1, 2023, between Shuttle Pharmaceuticals Holdings, Inc. and Joseph Armstrong (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 5, 2023).
10.52	License Agreement, dated October 24, 2023, by and between Shuttle Pharmaceuticals Holdings, Inc. and Georgetown University (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 30, 2023).
10.53	Asset Purchase Agreement, dated January 30, 2024, by and between Shuttle Pharmaceuticals Holdings, Inc., Alan Kozikowski and Werner Tueckmantel (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 5, 2024).

10.54	Securities Purchase Agreement, dated February 7, 2024, between Shuttle Pharmaceuticals Holdings, Inc., Shuttle Diagnostics, Inc. and SRO LLC (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 13, 2024).
10.55	Placement Agent and Advisory Services Agreement, dated February 7, 2024, between Shuttle Pharmaceuticals Holdings, Inc. and Boustead Securities, LLC (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on February 13, 2024).
10.56	Offering Deposit Account Agency Agreement, dated February 7, 2024, between Shuttle Pharmaceuticals Holdings, Inc., Boustead Securities, LLC and Sutter Securities Inc. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on February 13, 2024).
10.57	Amendment Agreement, dated August 6, 2024, between Shuttle Pharmaceuticals Holdings, Inc., Suttle Pharmaceuticals, Inc. and Alto opportunity Master Fund, SPC – Segregated Master Portfolio B (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 7, 2024).
10.58	Work Order, dated August 8, 2024, between Shuttle Pharmaceuticals, Inc. and Theradex Systems, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed August 14, 2024).
10.59	Master Services Agreement, dated November 1, 2018, between Shuttle Pharmaceuticals, Inc. and Theradex Systems Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed August 14, 2024).
10.60	Form of Promissory Note, dated September 4, 2024, between Shuttle Pharmaceuticals and Anatoly Dritschilo. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed September 10, 2024).
10.61	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed October 17, 2024).
10.62	Form of Senior Secured Convertible Notes (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed October 17, 2024).
10.63	Placement Agency Agreement, dated as of October 29, 2024, by and among Shuttle Pharmaceuticals Holdings, Inc. and A.G.P./Alliance Global Partners and Boustead Securities, LLC, as placement agents (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K dated October 31, 2024).
10.64	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated October 31, 2024).
10.65	Sponsored Research Agreement, dated December 16, 2024, by and among Shuttle Pharmaceuticals Holdings, Inc., the Regents of the University of California and Dr. Robert Favell (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed December 19, 2024).
10.66	Change Order, dated January 23, 2025, between Shuttle Pharmaceuticals, Inc. and Theradex Systems, Inc. (incorporated by reference to Exhibit 10.1 to the Current report on Form 8-K filed January 28, 2025).
10.67	Amendment Agreement, dated February 26, 2025, between Shuttle Pharmaceuticals Holdings, Inc. and Alto Opportunity Master Fund, SPC – Segregated Master Portfolio B (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed February 27, 2025).
10.68	Revolving Loan Agreement, dated February 28, 2025, between Shuttle Pharmaceuticals Holdings, Inc. and Bowery Consulting Group Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed February 28, 2025).
10.69	Revolving Note, dated February 28, 2025, between Shuttle Pharmaceuticals Holdings, Inc. and Bowery Consulting Group Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed February 28, 2025).
10.70	Consulting Agreement, dated March 11, 2025 (incorporated by reference to 8-K filed March 12, 2025).
10.71	Underwriting Agreement, dated March 12, 2025 (incorporated by reference to 8-K filed March 13, 2025).
10.72	Consulting Services Agreement, dated March 21, 2025 (incorporated by reference to 8-K filed March 25, 2025).
10.73	Consulting Agreement, dated April 3, 2025 (incorporated by reference to 8-K filed April 4, 2025).
10.74	Securities Purchase Agreement, dated June 20, 2025 (incorporated by reference to 8-K filed June 25, 2025).
10.75	Registration Rights Agreement, dated June 20, 2025 (incorporated by reference to 8-K filed June 25, 2025).
10.76	Consulting Agreement, dated September 15, 2025 (incorporated by reference to 8-K filed September 22, 2025).
10.77	Binding Term Sheet between the Company and Molecule (incorporated by reference to 8-K filed October 21, 2025).
10.78	Form of Securities Purchase Agreement, dated November 3, 2025 (incorporated by reference to 8-K filed November 7, 2025).
10.79	Placement Agency Agreement, dated November 3, 2025 (incorporated by reference to 8-K filed November 7, 2025).
10.80	Release and Settlement Agreement, by and between Shuttle Pharmaceuticals Holding, Inc. and Theradex Systems, Inc., dated November 20, 2025 (incorporated by reference to 8-K filed November 21, 2025).
10.81	Asset Purchase Agreement, dated as of November 20, 2025, by and among Shuttle Pharmaceuticals Holdings, Inc.,1563868 B.C. Ltd., 1542770 BC Ltd., and Zhitian (Andy) Zhang (incorporated by reference to 8-K filed November 26, 2025).
10.82	Separation Agreement and Mutual Release by and between Shuttle Pharmaceuticals Holdings, Inc. and Timothy Lorber, dated November 21, 2025 (incorporated by reference to 8-K filed November 28, 2025).
10.83	First Amendment to Asset Purchase Agreement, dated as of December 23, 2025, by and among Shuttle Pharmaceuticals Holdings, Inc.,1563868 B.C. Ltd., 1542770 BC Ltd., and Zhitian (Andy) Zhang (incorporated by reference to Form 8-K filed December 29, 2025).
10.84	Engagement Letter, dated December 1, 2025, by and between Shuttle Pharmaceuticals Holdings, Inc. and Yuying Liang Professional Corp. (incorporated by reference to the Form 8-K filed January 12, 2026).
10.85	Amendment No. 1 to Consulting Agreement, dated January 29, 2026 (incorporated by reference to Form 8-K filed February 2, 2026).
10.86	Securities Purchase Agreement, by and between Shuttle Pharmaceuticals Holdings, Inc. and purchaser parties thereto, dated March 5, 2026 (incorporated by reference to the Form 8-K filed March 10, 2026).
10.87	Placement Agency Agreement, by and between Shuttle Pharmaceuticals Holdings, Inc. and E.F. Hutton & Co., dated March 5, 2026 (incorporated by reference to the Form 8-K filed March 10, 2026).
14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1 (File No. 333-265429) filed on June 3, 2022).
21	List of Subsidiaries*
23.1	Consent of Forvis Mazars LLP*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Schema Document
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*Filed herewith.

** Furnished herewith.

Item 16. Form 10–K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Shuttle Pharmaceuticals Holdings, Inc.

		By:	/s/ Christopher Cooper
Christopher Cooper
Interim Chief Executive Officer
Date:	March 31, 2026		Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Christopher Cooper	Chairman of the board of directors,
Christopher Cooper	Interim Chief Executive Officer	March 31, 2026
(principal executive officer)

/s/ Yuying Liang	Chief Financial Officer
Yuying Liang	(principal financial and accounting officer)	March 31, 2026

/s/ George Scorsis	Director
George Scorsis		March 31, 2026

/s/ Adam Chambers	Director
Adam Chambers		March 31, 2026

/s/ Angel Liriano	Director
Angel Liriano		March 31, 2026

/s/ Oleh Nabyt	Director
Oleh Nabyt		March 31, 2026

