Form 10-Q
period 2026-03-31
Shuttle Pharmaceuticals Holdings, Inc.
filed 2026-05-15
CIK 1757499

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report PURSUANT TO Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2026

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

The number of shares outstanding of the registrant’s common stock on May 15, 2026 was 5,851,290.

Shuttle Pharmaceuticals Holdings, Inc.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Shuttle Pharmaceuticals Holdings, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2026	2025
Assets
Current assets
Cash and cash equivalents	$1,089,946	$334,005
Prepaid expenses and other current assets	1,373,007	168,906
Total current assets	2,462,953	502,911

Property and equipment, net	16,311	17,319
Intangible assets, net	9,244,910	9,841,242
Deferred financing costs	—	12,122
Operating lease right-of-use asset	85,153	102,383
Total Assets	11,809,327	10,475,977

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$1,789,721	$1,453,770
Contingent consideration liability	2,000,000	2,000,000
Consideration payable	4,435,927	4,435,927
Operating lease liability	79,962	77,194
Total current liabilities	8,305,610	7,966,891

Derivative liability	23,423	99,687
Operating lease liability non-current	134,051	154,953
Total Liabilities	8,463,084	8,221,531

Commitments and contingencies (Note 9)

Stockholders’ Equity
Series A Convertible Preferred Stock, $0.00001 par value; $1,000 per share liquidation value; 20,000,000 shares authorized; no shares outstanding	—	—
Common stock, $0.00001 par value; 100,000,000 shares authorized; 5,551,290 shares issued and outstanding at March 31, 2026; 2,023,615 shares issued and outstanding at December 31, 2025	57	20
Additional paid in capital	51,798,427	48,554,196
Accumulated deficit	(48,452,241)	(46,299,770)
Total Stockholders’ Equity	3,346,243	2,254,446
Total Liabilities and Stockholders’ Equity	$11,809,327	$10,475,977

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Shuttle Pharmaceuticals Holdings, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2026	2025

Revenue	$—	$—

Operating expenses
Research and development	267,240	1,573,928
General and administrative	1,160,556	596,886
Legal and professional	789,026	780,427
Total operating expenses	2,216,822	2,951,241

Net loss from operations	(2,216,822)	(2,951,241)

Other (Expense) income
Interest expense - related parties	—	(5,395)
Interest expense	(12,122)	(6,535)
Interest income	209	—
Change in fair value of derivative liabilities	76,264	2,643
Change in fair value of convertible notes	—	(92,479)
Total other (expense) income	64,351	(101,766)

Net loss	(2,152,471)	(3,053,007)

Weighted average common shares outstanding - basic and diluted	5,031,569	401,957
Net loss per shares - basic and diluted	$(0.43)	$(7.60)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Shuttle Pharmaceuticals Holdings, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

For the Three Months Ended March 31, 2026

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2025	2,023,615	$20	$48,554,196	$(46,299,770)	$2,254,446
Common stock issued for restricted stock units	44,766	1	(1)	—	—
Issuance of common stock and pre-funded warrants, net of issuance costs of $290,750	2,238,800	23	3,209,227	—	3,209,250
Exercise of pre-funded warrants	1,284,109	13	(13)	—	—
Stock-based compensation	—	—	35,018	—	35,018
Net loss	—	—	—	(2,152,471)	(2,152,471)
Balance at March 31, 2026	5,591,290	$57	$51,798,427	$(48,452,241)	$3,346,243

For the Three Months Ended March 31, 2025

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2024	163,093	$2	$35,287,251	$(34,578,101)	$709,152
Common stock issued for restricted stock units	33,608	8	(8)	—	—
Issuance of common stock and pre-funded warrants, net of issuance costs of $693,600	53,637	13	5,038,561	—	5,038,574
Partial conversion of convertible note at fair value	5,000	1	53,499	—	53,500
Stock-based compensation	—	—	537,046	—	537,046
Net loss	—	—	—	(3,053,007)	(3,053,007)
Balance at March 31, 2025	255,338	$24	$40,916,349	$(37,631,108)	$3,285,265

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Shuttle Pharmaceuticals Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,152,471)	$(3,053,007)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	633,340	1,008
Change in fair value of derivative liabilities	(76,264)	(2,643)
Amortization of debt discount and finance fees	12,122	6,535
Stock-based compensation	35,018	537,046
Interest payments on convertible notes accounted for at fair value	—	(31,056)
Change in fair value of convertible notes	—	92,479
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,204,101)	(156,017)
Accounts payable and accrued expenses	335,951	79,517
Accrued interest payable - related parties	—	(577)
Change in operating lease asset and liabilities	(904)	(209)
Net cash used in operating activities	(2,417,309)	(2,526,924)

CASH FLOWS FROM INVESTING ACTIVITY:
Payments made for capitalized software	(36,000)	—
Net cash used in investing activity	(36,000)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of note payable-related party	—	(61,540)
Proceeds from issuance of common stock and pre-funded warrants, net of placement agent costs of $275,000	3,225,000	—
Proceeds from issuance of common stock and pre-funded warrants, net of placement agent costs of $322,051	—	5,409,673
Payment of other issuance costs for issuance of common stock and equity-classified warrants	(15,750)	(178,745)
Payment for finance costs	—	(50,001)
Net cash provided by financing activities	3,209,250	5,119,387

Net change in cash and cash equivalents	755,941	2,592,463
Cash and cash equivalents, beginning of period	334,005	1,920,144
Cash and cash equivalents, end of period	$1,089,946	$4,512,607

Cash paid for:
Interest	$—	$36,153
Income taxes	$—	$—

Supplemental non-cash financing activities:
Issuance costs in accounts payable and accrued expenses	$—	$192,354
Common stock issued for RSUs	$1	$8
Conversion of convertible notes accounted for at fair value	$—	$53,500
Finance costs accrued in accounts payable	$—	$28,414

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

On November 21, 2025, the Company acquired substantially all of the assets of Molecule.ai, a pharmaceutical software company building an artificial intelligence (“AI”) driven platform for molecular discovery and early-stage drug development, which were acquired by a wholly owned subsidiary of the Company. By combining modern AI techniques with structured scientific workflows, the Molecule.ai platform (hereafter, “Molecule.ai” or the “platform”) helps researchers explore the chemical space more efficiently, evaluate molecular ideas with greater clarity and make more informed decisions during the earliest stages of drug development. The platform is engineered to accelerate the iteration cycles that characterize modern drug discovery while preserving scientific reproducibility, traceability and operational reliability. Molecule.ai adapts state of the art AI algorithms to create a practical, domain-specific AI infrastructure layer for molecular research and development. The acquisition seeks to leverage Molecule.ai’s molecular modeling and predictive analytics platform to significantly augment our drug discovery and development business purpose. In tandem with the Molecule.ai asset acquisition, on November 20, 2025, we wind-down our clinical trials of Ropidoxuridine (the “Clinical Trials”), our lead product candidate (See Note 9).

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

Liquidity and Going Concern

Our unaudited condensed consolidated financial statements are prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred losses since inception and has a net loss of approximately $2.2 million and no revenues for the three months ended March 31, 2026 and working capital deficit of approximately $5.8 million as of March 31, 2026. The Company does not expect to generate positive cash flows from operating activities in the near future.

In March 2026, the Company closed an underwritten public offering of 2,238,800 shares of its common stock at a public offering price of $0.50 per share, resulting in gross proceeds of $3.5 million and net cash proceeds of approximately $3.2 million after deducting underwriting discounts, commissions, and offering expenses of $290,750. The offering included 4,761,200 pre-funded warrants at a price of $0.499 per warrant, each exercisable for one share of common stock at a nominal exercise price of $0.001 per share. The Company intends to use up to $1.5 million of the net proceeds from this offering for future marketing efforts and the remainder for working capital and general corporate purposes.

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and notes required by GAAP for annual financial statements. A complete discussion of the Company’s significant accounting policies is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all of the adjustments necessary to present the financial position of the Company as of March 31, 2026 and the results of operations and cash flows for the periods presented. The accompanying unaudited condensed consolidated financial statements of the Company have not been audited by the Company’s independent registered public accounting firm, except that the year-end consolidated balance sheet was derived from audited financial statements. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the operating results for the full fiscal year or any future period.

Reverse Stock Split

On June 16, 2025, in order to meet the Minimum Bid Price Requirement again, the Company effectuated a 1-for-25 reverse stock split of its issued and outstanding common stock, rounding up to account for any fractional shares (the “Reverse Stock Splits”).

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in bank accounts and money market funds with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. As of March 31, 2026 and December 31, 2025, cash and cash equivalents consisted of the following:

	March 31,	December 31,
	2026	2025
Cash	$1,062,773	$257,955
Money market funds	27,173	76,050
	$1,089,946	$334,005

Periodically, the Company may carry cash balances at financial institutions in excess of the federally insured limit of $250,000 per institution. The amount in excess of the FDIC insurance as of March 31, 2026 was approximately $0.8 million. The Company has not experienced losses on these accounts and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant.

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

Set out below are the Company’s financial instruments that are required to be remeasured at fair value on a recurring basis and their fair value hierarchy as of March 31, 2026 and December 31, 2025:

March 31, 2026	Level 1	Level 2	Level 3	Carrying Value
Liabilities
Derivative Liability - Warrants	$—	$—	$23,423	$23,423
Total Liabilities	$—	$—	$23,423	$23,423

December 31, 2025	Level 1	Level 2	Level 3	Carrying Value
Liabilities
Derivative Liability - Warrants	$—	$—	$99,687	$99,687
Total Liabilities	$—	$—	$99,687	$99,687

See Note 5 and Note 8 for additional disclosures related to the fair value of the Company’s convertible notes and derivative liabilities, respectively.

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

For our derivative financial instruments classified as a liability, we use a Black-Sholes Models to value the derivative instruments at inception and on subsequent valuation dates. The model require specification of the current stock price, exercise price, expected term, expected volatility, a risk-free interest rate aligned with the expected term, and expected dividend yield. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the unaudited condensed consolidated balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within twelve (12) months of the balance sheet date.

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

Schedule of Useful Lives for Property Plant Equipment

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

Given the nominal exercise price of the Company’s issuance of Pre-Funded Warrants (as defined in Note 6), such Pre-Funded Warrants are included in the calculation of basic and diluted net loss per share as the exercise price per warrant is deemed non-substantive when compared to the fair value of the underlying common shares.

For the three months ended March 31, 2026 and year ended December 31, 2025, the following common stock equivalents were excluded from the computation of diluted net loss per share as the result of the computation was anti-dilutive.

Schedule of Anti-dilutive Securities Excluded from Computation of Earnings Per Share

	March 31,	December 31,
	2026	2025
Warrants (Note 7)	136,892	136,892
Restricted stock units (Note 7)	106,891	151,657
	243,783	288,549

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The guidance is effective for the Company’s fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-09, effective December 31, 2025, in these unaudited condensed consolidated financial statements. ASU 2023-09 which only impacted the disclosures and did not otherwise impact the unaudited condensed consolidated financial statements.

Recently Issued Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, “Disaggregation of Income Statement Expenses (“DISE”),” which requires disaggregated disclosure of income statement expenses for public business entities. The ASU does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the notes to the financial statements. ASU 2024-03 is effective for all public business entities for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the potential impact that this standard may have on its unaudited condensed consolidated financial statements and related disclosures.

In September 2025, the FASB issued ASU 2025-06, “Intangibles-Goodwill and Other-Internal-use Software (Subtopic 350-40),” which modernizes the accounting framework for internal-use software. The ASU removes all references to prescriptive and sequential software development stages to reflect the current software development methodologies and frameworks. Under the ASU, an entity is required to start capitalizing software development costs when both of the following occur: (i) management has authorized and committed to funding the software project and (ii) it is probable that the project will be completed and the software will be used to perform the function intended. ASU 2025-06 is effective for all entities for fiscal years beginning after December 15, 2027, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the potential impact that this standard may have on its unaudited condensed consolidated financial statements and related disclosures.

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

The Company currently has a lease agreement which allows for the use of a laboratory facility, entered into on February 16, 2023, with base rent of $7,206 per month for a period of 64 months, which increases at the rate of 3% per year, that commenced June 1, 2023. The lease included a six-month 50% rent abatement upon commencement. Additional common area maintenance (“CAM”) fees are charged monthly and revised annually. In addition to monthly base rent, the Company pays monthly CAM fees, which are being expensed as incurred. An irrevocable letter of credit (“LOC”) for the security deposit of $43,234 and base rent of $3,891, including 50% abatement, and $3,315 of CAM cost, was due and paid on execution of the lease agreement. Alexandria Real Estate (ARE-QRS-CORP) is the beneficiary of the LOC. The current LOC expired on March 1, 2026.

Following the Company’s discontinuation of its clinical trial for Ropidoxuridine, the Company committed to a plan to pursue a sublease for its laboratory space. Although no sublease has been executed as of March 31, 2026, the Company recorded total non-cash impairment charges of $109,235 related to its operating lease right-of-use asset during the year ended December 31, 2025, to reflect the reduced expected economic value of the operating lease right-of-use asset based on estimated sublease rates. The impairment charges are recorded within research and development expenses in the condensed consolidated statements of operations.

The following summarizes the right-of use asset and lease information for the Company’s operating leases:

	Three Months Ended
	March 31,
	2026	2025
Operating lease cost	$22,947	$22,947
Variable lease cost	16,338	10,878
Total lease cost	$39,285	$33,825

Other information:
Cash paid for operating cash flows for operating leases	23,851	23,156

Weighted-average remaining lease term - operating leases (year)	2.42	3.42
Weighted-average discount rate - operating leases	10.48%	10.48%

Future non-cancelable minimum lease payments under the operating lease liability as of March 31, 2026, are as follows:

Schedule of Future Non-cancelable Minimum Lease Payments Under Operating Lease Liability

Years ended December 31,
2026 (excluding the three months ended March 31, 2026)	73,222
2027	99,986
2028	68,236
2029 and thereafter	—
Total future minimum lease payments	241,444
Less: imputed interest	(27,431)
Present value of payments	$214,013

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

Note 5 - Convertible Notes and Loan Agreement

Revolving Note Agreement

On February 27, 2025, the Company entered into a Revolving Loan Agreement with Bowery Consulting Group Inc. (“Bowery”) (the “Lender”). Pursuant to and under the terms of the Revolving Loan Agreement, the Company issued a revolving note dated February 28, 2025 in the principal amount of up to $2,000,000 (the “Revolving Note”), which the Company may draw upon at its discretion from time to time through its maturity on February 28, 2026.

The Company recognized deferred loan costs of approximately $78,000 in relation to the closing of the Revolving Loan Agreement and were amortized to interest expense on a straight-line basis to the maturity of the Revolving Loan Agreement. During the year ended December 31, 2025, the Company recognized $62,030 and $12,122 during the three months ended March 31, 2026 in interest expense related to the amortization of these deferred loan costs. The Revolving Loan expired on February 28, 2026.

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

Schedule of Fair Value Measurement using Significant Unobservable Inputs

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance - December 31, 2024	$684,205
Conversion of Convertible Bridge Note (at fair value)	(572,217)
Payments of coupon interest	(115,339)
Gain on change in fair value	3,351
Balance - December 31, 2025	$—

Alto Opportunity Master Fund, SPC

In January 2023, in connection with the Alto Convertible Note, the Company issued warrants to purchase 5,091 shares of common stock, with an exercise price of $3.38 per share, as adjusted, valued at inception at $1.1 million and as of March 31, 2026, at less than $0.1 million. The Company determined that the derivative liabilities from the warrants issued in relation to the Alto Convertible Note did not qualify for classification as equity instruments due to the existence of certain net cash settlement provisions that are not within the sole control of the Company. In addition, there are certain down round provisions that could reduce the exercise price if the Company issues securities at lower prices in the future.

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

The total purchase consideration as determined by the Company is as follows:

Consideration	Dollar Value
Closing Cash	$3,000,000
Accelerated portion of the First Installment	564,073
Six Month Installment	2,435,927
Twelve Month Installment	2,000,000
Technology Development Milestone 1*	1,000,000
Technology Development Milestone 2*	1,000,000
$10,000,000

*	These payments are contingent upon certain contingent milestones. The Company has accrued for these payments as of March 31, 2026, as the Company determined that both milestones were probable of being achieved. Subsequent to March 31, 2026, Milestone 1 was achieved.

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

The carrying value of the developed technology asset is summarized as follows:

Carrying value as of December 31, 2024	$—

Developed technology acquired	10,117,304
Amortization expense	(288,062)
Software in progress	12,000
Carrying value as of December 31, 2025	$9,841,242
Amortization expense	(632,332)
Capitalized software addition	36,000
Carrying value as of March 31, 2026	$9,244,910

Note 7 - Stockholders’ Equity

Common Stock

During the three months ended March 31, 2026, the Company issued:

●	44,766 shares of common stock issued for vesting of restricted stock units,
●	2,238,800 shares of common stock as part of a public offering, and
●	1,284,109 shares of common stock issued for exercise of pre-funded warrants.

During the three months ended March 31, 2025, the Company issued:

●	5,000 shares of common stock upon partial conversion of 2024 Convertible Bridge Notes,
●	53,637 shares of common stock as part of a public offering, and
●	33,608 shares of common stock issued for vesting of restricted stock units.

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

As of March 31, 2026, all 713,030 of the March 2025 Pre-Funded Warrants have been exercised.

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

As of March 31, 2026, all pre-funded warrants related to the June 2025 Private Placement have been exercised.

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

As of March 31, 2026, all November 2025 Pre-Funded Warrants have been exercised.

March 2026 Equity Financing

On March 9, 2026, the Company closed an underwritten public offering of 2,238,800 shares of its common stock at a public offering price of $0.50 per share, resulting in gross proceeds of $3.5 million and net proceeds of approximately $3.2 million after deducting underwriting discounts, commissions, and offering expenses of $290,750. The offering included 4,761,200 pre-funded warrants at a price of $0.499 per warrant, each exercisable for one share of common stock at a nominal exercise price of $0.001 per share.

As of March 31, 2026, no March 2026 Pre-Funded Warrants have been exercised.

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

In connection with the March 2026 equity financing, the Company issued 4,761,200 pre-funded warrants which are outstanding as of March 31, 2026.

A summary of activity regarding warrants to purchase common stock (excluding pre-funded warrants) for the three months ended March 31, 2026 were as follows:

	Number of	Weighted Average	Average
	warrants	Exercise Price	Life (years)
Outstanding, December 31, 2025	136,892	$37.62	3.72
Granted	—	—	—
Forfeited	—	—	—
Outstanding, March 31, 2026	136,892	$37.62	3.47

The warrants had intrinsic value of $0 as of March 31, 2026. All of the outstanding warrants are exercisable as of March 31, 2026.

Equity Incentive Plan

The Company’s 2018 Equity Incentive Plan (the “2018 Plan”) provides for equity incentives to be granted to employees, executive officers, directors and key advisers and consultants. Equity incentive grants may be made in the form of stock options with an exercise price of not less than the fair market value of the underlying shares as determined pursuant to the 2018 Plan, restricted stock awards, other stock-based awards, or any combination of the foregoing. The 2018 Plan is administered by the Company’s compensation committee. In May 2025, the Company increased the shares authorized under the 2018 Plan by 5,000,000 shares. As of March 31, 2026, the Company has authorized 8,000,000 shares of common stock for issuance under the 2018 Plan. As of March 31, 2026, 204,015 shares have been granted, net of forfeitures, under the 2018 Equity Incentive Plan, of which 97,124 shares have vested.

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

Stock-based compensation expense was classified as follows for the three months ended March 31, 2026 and 2025:

Schedule of Compensation Expenses (RSUs)

	Three Months Ended
	March 31,
	2026	2025
Research and development	$1,684	$320,105
General and administrative	33,334	216,941
	$35,018	$537,046

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

As of March 31, 2026, there was $0.3 million of unrecognized RSU compensation cost related to non-vested stock-based compensation arrangements which is expected to be recognized over a weighted-average period of 2.15 years.

The following is a summary of activity regarding Restricted Stock Units issued:

	Number of RSU	Weighted Average Fair Value Per RSU
Outstanding, December 31, 2025	151,657	$5.28
Granted	—	—
Forfeited	—	—
Vested	(44,766)	5.25
Outstanding, March 31, 2026	106,891	$5.29

Note 8 – Derivative Liabilities

Fair Value Assumptions Used in Accounting for Derivative Liabilities

ASC 815 requires the Company to assess the fair market value of derivative liabilities at the end of each reporting period and recognize any change in the fair market value as other income or expense.

In October 2024, in connection with the October 2024 Equity Financing, the Company issued warrants to purchase 118,033 shares of common stock, with an exercise price of $35.00 per share, valued at inception at $0.2 million and as of March 31, 2026, at less than $0.1 million. The Company determined that the derivative liabilities from the warrants issued in relation to the October 2024 Equity Financing did not qualify for classification as equity instruments as they did not meet the requirements to be considered indexed to the Company’s own stock, due to potential variability in the settlement amount upon a fundamental transaction, as defined.

In January 2023, in connection with the Alto Convertible Note, the Company issued warrants to purchase 5,091 shares of common stock, with an exercise price of $3.38 per share, as adjusted as of March 31, 2026, at less than $0.1 million. The Company determined that the derivative liabilities from the warrants issued in relation to the Alto Convertible Note did not qualify for classification as equity instruments due to the existence of certain net cash settlement provisions that are not within the sole control of the Company. In addition, there are certain down round provisions that could reduce the exercise price if the Company issues securities at lower prices in the future.

As of March 31, 2026, the Company utilized a Black-Scholes Model to calculate the fair value of the Alto and October 2024 Equity Financing warrants. The key inputs for the Black-Scholes Model as of March 31, 2026, were as follows:

	March 31, 2026	December 31, 2025
Stock price on valuation date	$0.68	$1.80
Exercise price per share	$3.38 - $35.00	$3.38 - $35.00
Term (years)	1.03 - 3.84	1.03 - 3.84
Volatility	126% - 135%	112% - 135%
Risk-free rate	3.48% - 3.60%	3.48% - 3.63%
Dividend yield	—%	—%

The following table summarizes the changes in the derivative liabilities:

Warrants
Balance - December 31, 2024	$25,281
Loss on change in fair value	74,406
Balance - December 31, 2025	$99,687
Loss on change in fair value	(74,264)
Balance - March 31, 2026	$23,423

Note 9 – Commitments and Contingencies

On March 19, 2026, the Company entered into a consulting agreement with the IR Agency. Pursuant to the consulting agreement, IR Agency LLC (the “IR Agency”) agreed to provide certain marketing and advertising services to communicate information about the Company to the financial community, including, but not limited to, creating company profiles, media distribution and building a digital community with respect to the Company. As consideration for the performance of the services, the Company paid $1.25 million to IR Agency. The term of the consulting agreement was three months starting on March 19, 2026.

On April 3, 2025, the Company, entered into a consulting agreement with the IR Agency. Pursuant to the consulting agreement, IR Agency agreed to provide certain marketing and advertising services to communicate information about the Company to the financial community, including, but not limited to, creating personnel profiles, media distribution and building a digital community with respect to the Company. As consideration for the performance of the services, the Company paid the IR Agency $2.0 million on April 5, 2025. The term of the consulting agreement was for three months starting on April 3, 2025.

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

The accounting policies of our reportable segment are the same as those described in the “Summary of Significant Accounting Policies” for the Company. All costs, research and development expenses, general and administrative expenses, other operating expenses, interest expense, depreciation, corporate overhead assets (workforce, intellectual property, etc.) are fully allocated to the Company’s one segment. Significant segment expenses include payroll and costs incurred for the Company’s primary third-party contract research organization (“CRO”). The contract with the Company’s primary CRO was terminated during the year ended December 31, 2025 following the discontinuation of the clinical trial of Ropidoxuridine (see Note 9). During the three months ended March 31, 2026 and 2025, the Company incurred payroll expenses classified in our unaudited condensed consolidated statements of operations as general and administrative of $0.3 million and $0.2 million, respectively. During the three months ended March 31, 2026, the Company incurred third-party CRO expenses of $0 million and $0.8 million, respectively, all of which is classified in our unaudited condensed consolidated statements of operations as research and development. All other operating expenses in our unaudited condensed consolidated statements of operations are characterized as other segment expenses which, after factoring in other income and expenses, reconcile to net loss for each period. The Company’s reportable segment’s profit or loss, assets, significant expenses and other specified items are consistent with the financial information disclosed in our unaudited condensed consolidated financial statements. See the unaudited condensed consolidated financial statements for the financial information of the Company’s one segment.

Note 11 – Subsequent Events

Merger Agreement

General Description of the Merger Agreement

On April 30, 2026, Shuttle Pharmaceuticals Holdings, Inc. (“Shuttle” or “Acquiror”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Shuttle Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Shuttle (“Merger Sub”) and United Dogecoin Inc., a Delaware corporation (the “Company”), the transactions contemplated by which (the “Transactions”) were subsequent completed on May 6, 2026 (the “Closing Date”).

Pursuant to the terms and conditions of the Merger Agreement, the Acquiror filed a certificate of merger (the “Certificate of Merger”) with the Secretary of State of the State of Delaware (such time of the filing of the Certificate of Merger, the “Effective Time”), in accordance with the General Corporation Law of the State of Delaware. Pursuant to the Certificate of Merger, Merger Sub merged with and into the Company (the “Merger”), with the Company surviving the Merger as the Surviving Corporation (as defined in the Merger Agreement). As a result of the Merger, the Company will become a direct wholly owned subsidiary of Acquiror and all of the property, rights, privileges, powers and franchises of the Company and Merger Sub vested in the Surviving Corporation and all of the debts, liabilities and duties of the Company and Merger Sub became the debts, liabilities and duties of the Surviving Corporation.

Transaction Consideration

At the Effective Time, by virtue of the Merger and without any action on the part of the Company, Acquiror, Merger Sub or the holders of any existing common stock of the Company (the “Existing Company Common Stock”): (i) each share of common stock of Merger Sub, issued and outstanding immediately prior to the Effective Time was converted into one validly issued, fully paid and nonassessable share of common stock of the Company (the “Company Common Stock”); and (ii) each share of Existing Company Common Stock of the Company (collectively, the “Existing Company Stock”) issued and outstanding immediately prior to the Effective Time was canceled and converted into the right to receive a portion of the Merger Consideration (as defined herein), consisting of a newly designated Series B-1 convertible preferred stock, par value $0.00001 per share, of the Acquiror (the “Series B-1 Preferred Stock”), with each holder of such shares receiving, for each share of Existing Company Stock held immediately prior to the Effective Time, a pro rata portion of the Merger Consideration. The 8,403 shares of Series B-1 Preferred Stock issued in connection with the Merger is referred to as the “Merger Consideration.”

Subject to the receipt by the Acquiror of stockholder approval (the “Requisite Approval”) for the issuance of shares of common stock in connection with the conversion of the Series B-1 Preferred Stock, each share of Series B-1 Preferred Stock will be convertible into 4,033 shares of common stock of the Acquiror, par value $0.00001 (the “Acquiror Common Stock”) with an initial conversion price of $1.24 per share, subject to adjustment and subject to a beneficial ownership limitation of 4.99% (or up to 19.99% at the election of the holder).

In addition, holders of Existing Company Stock shall be entitled to receive up to 122,927,528 pre-funded warrants (“Pre-Funded Warrants”) exercisable for a like number of shares of Acquiror Common Stock upon the new wholly-owned subsidiary meeting certain Milestone Events (as defined in the Merger Agreement). Such Pre-Funded Warrants will be issuable only in the event the Acquiror obtains the Requisite Approval and stockholder approval for the issuance of the Pre-Funded Warrants.

Financial Advisor Fee

In connection with the Merger, the Acquiror issued to E.F. Hutton & Co. (i) 750 shares of Series B-1 Preferred Stock convertible, subject to Requisite Approval, into 3,024,749 shares of Acquiror Common Stock at a conversion price of $1.24 per share, subject to adjustment and subject to a beneficial ownership limitation of 4.99% (or up to 19.99% at the election of the holder), and agreed to issue (ii) Pre-Funded Warrants to purchase up to an aggregate of 11,066,114 shares of Acquiror Common Stock upon the achievement of the Milestone Events (subject to Requisite Approval and stockholder approval for the issuance of the Pre-Funded Warrants).

PIPE Financing

On April 30, 2026, Shuttle entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with certain accredited investors party thereto (each, a “Purchaser” and collectively, the “Purchasers”), pursuant to which the Acquiror agreed to issue (i) 1,910 newly designated Series B-2 convertible preferred stock, par value $0.00001 (the “Series B-2 Preferred Stock”) and (ii) common stock purchase warrants (the “Common Warrants” and together with the Series B-2 Preferred Stock, the “PIPE Securities”) to purchase up to 100% of the number of shares of Common Stock underlying the Series B-2 Convertible Preferred Stock as of the Closing Date, exercisable for a period of three (3) years at an exercise price of $1.03 per share (the “PIPE Financing”). On May 6, 2026, the PIPE Financing closed with the issuance of $9,550,000 of such Series B-2 Preferred Stock and Common Warrants.

Upon subsequent receipt of Stockholder Approval (as defined in the Securities Purchase Agreement), the shares of Series B-2 Convertible Preferred Stock will be automatically convertible (the “B-2 Share Conversion” and together with the B-1 Share Conversion, the “Conversions”), at a conversion price of $1.03 (subject to adjustment), into an aggregate of approximately 9,271,845 shares of Company Common Stock, subject to customary beneficial ownership limitations.

In addition, subject to the receipt of stockholder approval, the Acquiror agreed to issue to the Purchasers Pre-Funded Warrants to purchase up to 31,486,189 shares of Acquiror Common Stock in the aggregate (the “Milestone Shares”) if all three Milestone Events are achieved.

Under the Securities Purchase Agreement, the Acquiror is obligated to seek Stockholder Approval (as defined in the Securities Purchase Agreement) to, among other things, approve the issuance of Acquiror Common Stock upon the B-2 Conversion. The Pre-Funded Warrants will not be issuable until the Acquiror receives Stockholder Approval. Pursuant to the Securities Purchase Agreement, the Acquiror has agreed to file a registration statement (a “Registration Statement”) which will have been declared effective within 15 days of receipt of Stockholder Approval (or declared effective within 45 days of receipt of Stockholder Approval in the event the Securities and Exchange Commission (the “Commission”) determines to review the Registration Statement). Notwithstanding anything to contrary, in the event that no Milestone Shares (and/or Pre-Funded Warrants) have been issued pursuant to the Securities Purchase Agreement on or before the date that the Registration Statement is declared effective by the Commission, the Acquiror shall not be obligated to include any such Milestone Shares on such Registration Statement, and shall instead be obligated to include such Milestone Shares on a subsequent resale registration statement required to be filed and declared effective by the Commission within thirty (30) days of a Milestone Event.

Second Amendment of Asset Purchase Agreement

On April 30, 2026, Shuttle entered into a Second Amendment (the “Second Amendment”) to Asset Purchase Agreement (the “Asset Purchase Agreement”) with 1563868 B.C. Ltd., a Canadian limited corporation and the Company’s wholly owned subsidiary (“Purchaser”), 1542770 BC Ltd., a Canadian limited corporation (“Seller”), and ZhiTian (Andy) Zhang, an individual residing in Vancouver, Canada (“Seller Guarantor”), dated as of November 20, 2025, as amended by that First Amendment to Asset Purchase Agreement, dated December 23, 2025 (the “First Amendment” and the Asset Purchase Agreement, as amended, the “APA”).

Pursuant to the terms and conditions of the Second Amendment, on the Effective Date, the Acquiror (i) issued 270 shares of Series B-1 Convertible Preferred Stock to Seller (such shares, the “Seller B-1 Preferred Stock”) and (ii) will pay $3,646,642 in cash as payment of the First Installment Payment and Second Installment Payment (both as defined in the APA). In addition, pursuant to the Second Amendment, the Seller shall be entitled to receive up to three installments of Pre-Funded Warrants in connection with the Milestone Events, each installment exercisable for 1,281,438 shares of Common Stock (for a total of up to 3,844,314 shares of Common Stock if all three Milestone Events are achieved). In connection with the Amendment, Seller will return to the Acquiror for cancellation, 320,496 shares of Common Stock issued to the Seller pursuant to the First Amendment.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Result of Operations (the “MD&A”) should be read in conjunction with our unaudited financial statements and the related notes thereto included elsewhere in this Quarterly Report and our financial statement and related notes contained in our annual report on From 10-K for the fiscal year ended December 31, 2025. The MD&A contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations, and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future-tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements in this report. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors including, but not limited to, those noted under “Risk Factors” in this report and in our annual report on Form 10-K for the fiscal year ended December 31, 2025.

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

For the year ended December 31, 2025, we reported stockholders’ equity of $2,254,446, and, as a result, were not in compliance with the Stockholders’ Equity Requirement. As of March 31, 2026, we regained compliance with the Stockholders’ Equity Requirement based upon our underwritten public offering of 2,238,800 shares of its common stock at a public offering price of $0.50 per share, resulting in gross proceeds of $3,500,000 and net proceeds of approximately $3,100,000 after deducting underwriting discounts, commissions, and estimated offering expenses of $396,000. The offering included 4,761,000 pre-funded warrants at a price of $0.499 per warrant, each exercisable for one share of common stock at a nominal exercise price of $0.001 per share.

Results of Operations

Comparison of the three months ended March 31, 2026 and 2025

The following table summarizes the results of our operations:

	Three Months Ended
	March 31,
	2026	2025	Change	%
Revenue	$—	$—	$—	—
Operating expenses:
Research and development	267,240	1,573,928	(1,306,688)	(83)%
General and administrative	1,160,556	596,886	563,670	94%
Legal and professional	789,026	780,427	8,599	1%
Total operating expenses and loss of operations	2,216,822	2,951,241	(734,419)	(25)%

Other income (expense):
Interest expense - related parties	—	(5,395)	5,395	(100)%
Interest expense	(12,122)	(6,535)	(5,587)	85%
Interest income	209	—	209	100%
Change in fair value of derivative liabilities	76,264	2,643	73,621	2,786%
Change in fair value of convertible notes	—	(92,479)	92,479	(100)%
Total other (expense) income	64,351	(101,766)	166,117	(163)%
Net loss	$(2,152,471)	$(3,053,007)	$900,536	(29)%

Research and Development. Total research and development (“R&D”) expense was $0.3 million for the three months ended March 31, 2026, as compared to $1.6 million to the three months ended March 31, 2025. The decrease in total R&D expense of $1.3 million, or 83%, is primarily related to a $0.9 million decrease in subcontractor expenses and $0.2 million decrease in R&D compensation related expenses in the three months ended March 31, 2026 compared to the three months ended March 31, 2025. Subcontractor expense made up 36% of total R&D expenses in the three months ended March 31, 2026 and 58% of total R&D expenses during the three months ended March 31, 2025. R&D compensation related expenses were $0.2 million in the three months ended March 31, 2026 as compared to $0.6 million in the three months ended March 31, 2025. For the three months ended March 31, 2026, R&D compensation related expenses were 37% as a percent of total R&D expense, representing a decrease from the 26% of total R&D incurred in the three months ended March 31, 2025. The decrease is largely attributable to the lower employee headcount year over year and retirement of our CSO.

General and Administrative Expenses. General and administrative expenses in the three months ended March 31, 2026 increased by $0.6 million, or 94%, from $0.6 million in the three months ended March 31, 2025 to $1.2 million in the three months ended March 31, 2026. The increase in general and administrative expenses was primarily due to costs associated with advertising for investor relations of $0.1 million and amortization expense for developed technology of $0.6 for the three months ended March 31, 2026.

Legal and Professional Expenses. During the three months ended March 31, 2026, legal and professional expenses increased by $0.009 million or 1% compared to the same period in 2025. The increase in legal and professional fees was primarily due to higher legal and professional fees in the three months ended March 31, 2026 compared to the three months ended March 31, 2025.

Other Income (expense). During the three months ended March 31, 2026, other income increased by $0.2 million or 163% compared to other expense of the same period in 2025. The increase was primarily driven by a $0.1 million increase in change in fair value of derivative liabilities, partially offset by a $0.09 million decrease in change in fair value of convertible notes.

Liquidity and Capital Resources

Our unaudited condensed consolidated financial statements are prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. We have incurred losses since inception and had a net loss of $2.2 million and no revenues generated during the three months ended March 31, 2026 and working capital deficit of approximately $5.8 million as of March 31, 2026. We do not expect to generate positive cash flows from operating activities in the near future.

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

On March 19, 2026, the Company entered into a consulting agreement with the IR Agency. Pursuant to the consulting agreement, IR Agency agreed to provide certain marketing and advertising services to communicate information about the Company to the financial community, including, but not limited to, creating company profiles, media distribution and building a digital community with respect to the Company. As consideration for the performance of the services, the Company paid $1.25 million to IR Agency. The term of the consulting agreement was three months starting on March 19, 2026. For the period ended March 31, 2026, the Company incurred $176,630 of costs under the consulting agreement.

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

Recent Financings

On March 9, 2026, the Company closed an underwritten public offering of 2,238,800 shares of our common stock at a public offering price of $0.50 per share, resulting in gross proceeds of $3.5 million and net proceeds of approximately $3.2 million after deducting underwriting discounts, commissions, and estimated offering expenses of $275,000. The offering included 4,761,200 pre-funded warrants at a price of $0.499 per warrant, each exercisable for one share of common stock at a nominal exercise price of $0.001 per share. The Company used $1.25 million of the net proceeds from this offering for marketing efforts and the remainder will be used for working capital and general corporate purposes.

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

Balance Sheet Data:

	March 31,	December 31,
	2026	2025	Change	%
Current assets	$2,462,953	$502,911	$1,960,042	390%
Current liabilities	8,305,610	7,966,891	338,719	4%
Working capital deficit	$(5,842,657)	$(7,463,980)	$1,621,323	(22)%

As of March 31, 2026, total current assets were $2.5 million and total current liabilities were $8.3 million, resulting in working capital deficit of $5.8 million. As of December 31, 2025, total current assets were $0.5 million and total current liabilities were $8.0 million, resulting in a working capital deficit of $7.5 million. The Company’s current assets as of March 31, 2026 are comprised of $1.1 million of cash and cash equivalents and $1.4 million of prepaid expenses and other current assets, with the increase from December 31, 2025 being primarily due to the March 2026 equity raise that provided $3.2 million in net cash.

Cash Flows

	Three Months Ended
	March 31,		Change	%
	2026	2025
Cash used in operating activities	$(2,417,309)	$(2,526,924)	$109,615	(4)%
Cash provided by investing activities	$(36,000)	$—	$(36,000)	(100)%
Cash provided by financing activities	$3,209,250	$5,119,387	$(1,910,137)	(37)%
Cash and cash equivalents on hand	$1,089,946	$4,512,607	$(3,422,661)	(76)%

Cash Flows from Operating Activities

Our cash flows from operating activities are greatly influenced by our use of cash for operating expenses and working capital requirements (including marketing expenses) to support the business. We have historically experienced negative cash flows from operating activities as we invested in research and development activities. The cash used in operating activities resulted primarily from our net losses adjusted for non-cash charges, which are generally attributable to stock-based compensation, changes in fair value of our derivative liabilities, changes in fair value of our convertible notes, and amortization of debt discounts and finance fees, as well as changes in components of operating assets and liabilities, which are generally attributable to increased expenses and timing of vendor payments.

During the three months ended March 31, 2026, net cash used in operating activities of $2.4 million was primarily due to our net loss of $2.2 million, change in fair value of derivative liabilities of $0.08 million, and the net change in operating assets and liabilities of $0.9 million, partially offset by stock-based compensation of $0.04 million and depreciation and amortization of $0.6 million.

During the three months ended March 31, 2025, net cash used in operating activities of $2.5 million was primarily due to our net loss of $3.0 million, stock-based compensation of $0.5 million, change in fair value of convertible notes of $0.1 million, partially offset by the net change in operating assets and liabilities of $0.1 million.

Cash Flows from Investing Activities

During the three months ended March 31, 2026, net cash used in investing activities of $0.04 million was primarily due to payments for capitalized software development costs. During the three months ended March 31, 2025, the Company did not have investing activities.

Cash Flows from Financing Activities

For the three months ended March 31, 2026, cash flows from financing activities was primarily comprised of proceeds of $3.5 million from the sale of common stock and pre-funded warrants as part of the March 2026 equity financing, net of placement agent costs of $0.3 million.

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

Critical Accounting Policies and Significant Judgments and Estimates

This discussion and analysis of our financial condition and results of operations is based on our unaudited consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. While the significant accounting policies are described in more detail in the notes to the unaudited condensed consolidated financial statements included elsewhere in this report, we believe that the following accounting policies are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

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

For our derivative financial instruments classified as a liability, we use a Black-Sholes Models to value the derivative instruments at inception and on subsequent valuation dates. The model require specification of the current stock price, exercise price, expected term, expected volatility, a risk-free interest rate aligned with the expected term, and expected dividend yield.

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

As of March 31, 2026, our management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Such evaluation was carried out under the supervision of our Interim Chief Executive Officer and our Chief Financial Officer. Based on this evaluation, management concluded that our disclosure controls and procedures were, and continue to be, ineffective as of March 31, 2026. Based on the foregoing, our management concluded that our internal controls over the following financial reporting areas to be material weaknesses:

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

Changes in Internal Control over Financial Reporting

Except for the remediation efforts described above, there has been no change in the Company’s internal control over financial reporting during the three months ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. Management will continue to monitor and evaluate the effectiveness of our internal controls and procedures over financial reporting on an ongoing basis and is committed to taking further action and implementing additional improvements as necessary.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are not party to, and our property is not the subject of, any material legal proceedings.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the quarter ended March 31, 2026, none of our directors or executive officers adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each item is defined Item 408(a) of Regulation S-K).

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

SHUTTLE PHARMACEUTICALS HOLDINGS, INC.

May 15, 2026	By:	/s/ Christopher Cooper
Christopher Cooper
Interim Chief Executive Officer
(Principal Executive Officer)

May 15, 2026	By:	/s/ Yuying Liang
Yuying Liang Chief Financial Officer
(Principal Financial and Accounting Officer)

