Form 10-Q
period 2026-06-30
Shuttle Pharmaceuticals Holdings, Inc.
filed 2026-09-24
CIK 1757499

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report PURSUANT TO Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2026

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

The number of shares outstanding of the registrant’s common stock on September 21, 2026 was 4,764,696.

Shuttle Pharmaceuticals Holdings, Inc.

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

Shuttle Pharmaceuticals Holdings, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$90,238	$334,005
Prepaid expenses and other current assets	306,115	168,906
Total current assets	396,353	502,911

Investment in United Dogecoin	13,683,474	—
Property and equipment, net	15,191	17,319
Intangible assets, net	8,648,579	9,841,242
Deferred financing costs	—	12,122
Operating lease right-of-use asset	67,441	102,383
Total Assets	$22,811,038	$10,475,977

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$2,786,815	$1,453,770
Contingent consideration liability	250,000	2,000,000
Consideration payable	—	4,435,927
Operating lease liability	82,811	77,194
Due to United Dogecoin	361,135	—
Total current liabilities	3,480,761	7,966,891

Derivative liability	35,751	99,687
Operating lease liability non-current	112,347	154,953
Total Liabilities	3,628,859	8,221,531

Commitments and contingencies (Note 10)

Stockholders’ Equity
Series A Convertible Preferred Stock, $0.00001 par value; $1,000 per share liquidation value; 20,000,000 shares authorized; no shares outstanding	—	—
Series B-1 Convertible Preferred Stock, $0.00001 par value; 9,423 shares authorized; 9,423 shares issued and outstanding at June 30, 2026 (liquidation preference: $48.3 million); no shares issued and outstanding at December 31, 2025	—	—
Series B-2 Convertible Preferred Stock, $0.00001 par value; 1,910 shares authorized; 1,910 shares issued and outstanding at June 30, 2026(liquidation preference: $9.6 million); no shares issued and outstanding at December 31, 2025	—	—
Common stock, $0.00001 par value; 100,000,000 shares authorized; 1,001,165 shares issued and outstanding at June 30, 2026; 202,362 shares issued and outstanding at December 31, 2025	9	2
Additional paid in capital	70,779,950	48,554,214
Accumulated deficit	(51,597,780)	(46,299,770)
Total Stockholders’ Equity	19,182,179	2,254,446
Total Liabilities and Stockholders’ Equity	$22,811,038	$10,475,977

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Shuttle Pharmaceuticals Holdings, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Revenue	$—	$—	$—	$—

Operating expenses
Research and development	55,661	1,025,547	322,901	2,599,475
General and administrative	1,984,907	2,346,323	3,145,463	2,943,209
Legal and professional	1,908,967	538,536	2,697,993	1,318,963
Total operating expenses	3,949,535	3,910,406	6,166,357	6,861,647

Net loss from operations	(3,949,535)	(3,910,406)	(6,166,357)	(6,861,647)

Other (expense) income
Interest expense - related parties	—	(2,614)	—	(8,009)
Interest expense	—	(19,129)	(12,122)	(25,664)
Interest income	90	81	299	81
Change in fair value of derivative liabilities	48,785	11,673	125,049	14,316
Change in fair value of convertible notes	—	213,930	—	121,451
Gain on extinguishment of debt	755,121	—	755,121	—
Total other (expense) income	$803,996	$203,941	$868,347	$102,175

Net loss	$(3,145,539)	$(3,706,465)	$(5,298,010)	$(6,759,472)

Weighted-average common shares outstanding - basic and diluted	1,015,181	112,611	760,584	76,606
Net loss per shares - basic and diluted	$(3.10)	$(32.91)	$(6.97)	$(88.24)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Shuttle Pharmaceuticals Holdings, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

For the Six Months Ended June 30, 2026

			Series B-1		Series B-2		Additional		Total
	Common Stock		Preferred Stock		Preferred Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2025	202,362	$2	—	$—	—	$—	$48,554,214	$(46,299,770)	$2,254,446
Common stock issued for restricted stock units	4,478	—	—	—	—	—	—	—	—
Issuance of common stock and pre-funded warrants, net of issuance costs of $275,000	223,880	2	—	—	—	—	3,209,248	—	3,209,250
Exercise of pre-funded warrants	128,411	1	—		—	—	127	—	128
Stock-based compensation	—	—	—	—	—	—	35,018	—	35,018
Net loss	—	—	—		—	—	—	(2,152,471)	(2,152,471)
Balance at March 31, 2026	559,131	$5	—	—	—	—	$51,798,607	$(48,452,241)	$3,346,371
Common stock issued for restricted stock units	2	—	—	—	—	—	—	—	—
Issuance of Series B-1 preferred stock and Milestone Pre-Funded Warrants pursuant to Molecule.ai Second Amendment	—	—	270	—	—	—	300,176	—	300,176
Prepaid share repurchase pursuant to Molecule.ai Second Amendment	—	—	—	—	—	—	(266,012)	—	(266,012)
Issuance of Series B-1 and Series B-2 Convertible Preferred Stock and 2026 Pre-Funded Warrants pursuant to the United Dogecoin Merger Agreement and PIPE, net of issuance costs of $1,207,032	—	—	9,153	—	1,910	—	18,710,161	—	18,710,161
Exercise of pre-funded warrants	442,000	4	—	—	—	—	442	—	446
Common stock issued for reverse stock split fractional share round up	32	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	(7,511)	—	(7,511)
Capitalized cost related to United Dogecoin replacement options	—	—	—	—	—	—	244,087	—	244,087
Net loss	—	—	—	—	—	—	—	(3,145,539)	(3,145,539)
Balance at June 30, 2026	1,001,165	$9	9,423	$—	1,910	$—	$70,779,950	$(51,597,780)	$19,182,179

For the Six Months Ended June 30, 2025

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2024	16,310	$—	$35,287,253	$(34,578,101)	$709,152
Common stock issued for restricted stock units	3,361	—	—	—	—
Issuance of common stock and pre-funded warrants, net of issuance costs of $693,600	5,364	—	5,038,574	—	5,038,574
Partial conversion of convertible note at fair value	500	—	53,500	—	53,500
Stock-based compensation	—	—	537,046	—	537,046
Net loss	—	—	—	(3,053,007)	(3,053,007)
Balance at March 31, 2025	25,535	—	40,916,373	(37,631,108)	3,285,265
Common stock issued for restricted stock units	41	—	—	—	—
Issuance of common stock and pre-funded warrants, net of issuance costs of $275,000	2,193	—	3,891,964	—	3,891,964
Partial conversion of convertible note at fair value	700	—	68,250	—	68,250
Exercise of pre-funded warrants	78,607	—	19,652	—	19,652
Common stock issued for reverse stock split fractional share round up	4	—	—	—	—
Reversal of issuance costs in relation to November 2025 offering costs	—	—	46,853	—	46,853
Common stock issued for Molecule.ai Asset Acquisition	—	—	—	—	—
Stock-based compensation	—	—	—	—	—
Net loss	—	—	—	(3,706,465)	(3,706,465)
Balance at June 30, 2025	107,080	$—	$44,943,092	$(41,337,573)	$3,605,519

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Shuttle Pharmaceuticals Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2026		2025

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(5,298,010)	$(6,759,472)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization		1,266,791	29
Change in fair value of derivative liabilities		(125,049)	(14,316)
Amortization of debt discount and finance fees		12,122	29,927
Financial advisor fee settled with Series B-1 Preferred Stock and Pre-Funded Warrants		857,390	—
Stock-based compensation		27,507	583,899
Interest payments on convertible notes accounted for at fair value		—	(60,377)
Change in fair value of convertible notes		—	(121,451)
Gain on extinguishment of debt		(755,121)	—
Changes in operating assets and liabilities:
Prepaid expenses		(137,209)	(83,472)
Due to United Dogecoin		361,135	—
Accounts payable and accrued expenses		807,542	545,099
Accrued interest payable - related parties		—	(1,195)
Change in operating lease asset and liabilities		(2,047)	(650)
Net cash used in operating activities		(2,984,949)	(5,881,979)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of capitalized software		(72,000)	—
Payment of installment payments related to Molecule.ai Asset Acquisition		(3,646,642)	—
Payment of contingent consideration related to Molecule.ai Asset Acquisition		(1,750,000)	—
Net cash used in provided by investing activities		(5,468,642)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of note payable-related party		—	(124,944)
Proceeds from issuance of common stock and pre-funded warrants, net of placement agent costs		3,225,000	9,489,673
Proceeds from PIPE Financing, net of issuance costs paid		5,000,000	—
Payment of other issuance costs for issuance of common stock and equity-classified warrants		(15,750)	(526,460)
Proceeds from exercise of pre-funded warrants		574	19,652
Payment of finance costs		—	(78,414)
Net cash provided by financing activities		8,209,824	8,779,507

Net change in cash and cash equivalents		(243,767)	2,897,528
Cash and cash equivalents, beginning of period		334,005	1,920,144
Cash and cash equivalents, end of period		$90,238	$4,817,672

Cash paid for:
Interest		$—	$36,153
Income taxes		$—	$—

Supplemental non-cash financing activities:
Issuance of Series B-1 Convertible Preferred Stock and 2026 Pre-Funded Warrants as a financial advisor fee		$857,390
May 2026 PIPE proceeds included in Investment in United Dogecoin		$3,897,500	$—
Issuance costs in accounts payable and accrued expenses		$525,503	$32,675
Issuance of Series B-1 Preferred Stock and pre-funded warrants pursuant to Molecule.ai Second Amendment		$300,176	$—
Noncash prepayment of share repurchase pursuant to Molecule.ai Second Amendment		$266,012	$—
Capitalized cost related to United Dogecoin replacement options		$244,087	$—
Issuance of Series B-1 Convertible Preferred Stock and 2026 Pre-Funded Warrants pursuant to the United Dogecoin Merger Agreement		$9,541,887	$—
Conversion of convertible notes accounted for at fair value	$		$121,750

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Note 1 – Organization and Liquidity

Organization and Line of Business

Shuttle Pharmaceuticals Holdings, Inc. (“we,” “us,” “our,” or the “Company”) was originally formed as Shuttle Pharmaceuticals, LLC in the State of Maryland on December 18, 2012. On August 12, 2016, the Company filed articles of conversion with the State of Maryland to convert from an LLC to a C corporation, at which time the Company changed its name to Shuttle Pharmaceuticals, Inc. (“Shuttle”). In connection with the conversion, the Company issued 22,500 shares of common stock in exchange for 100% of the outstanding membership interests in Shuttle prior to conversion. On June 4, 2018, Shuttle completed a reverse merger with Shuttle Pharmaceuticals Holdings, Inc. (then known as Shuttle Pharma Acquisition Corp, Inc.), a Delaware corporation, pursuant to which Shuttle, our operating entity, became a wholly-owned subsidiary of the Company. Shuttle Diagnostics, Inc, a subsidiary of the Company, was formed in the State of Maryland on November 14, 2023.

On November 21, 2025, substantially all of the assets of Molecule.ai, a pharmaceutical software company building an artificial intelligence (“AI”) driven platform for molecular discovery and early-stage drug development, were acquired by a wholly owned subsidiary of the Company. By combining modern AI techniques with structured scientific workflows, the Molecule.ai platform (hereafter, “Molecule.ai” or the “platform”) is designed to help researchers explore the chemical space more efficiently, evaluate molecular ideas with greater clarity and make more informed decisions during the earliest stages of drug development. The platform is engineered to accelerate the iteration cycles that characterize modern drug discovery while preserving scientific reproducibility, traceability and operational reliability. The Molecule.ai technology adapts state-of-the-art AI algorithms to create a practical, domain-specific AI infrastructure layer for molecular research and development. The Company will seek to leverage Molecule.ai’s molecular modeling and predictive analytics platform to significantly augment our drug discovery and development business purpose. In tandem with the Molecule.ai asset acquisition, on November 20, 2025, the Company committed to a plan to wind-down the Clinical Trials of Ropidoxuridine.

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

The broader competitive landscape in the AI ecosystem, especially AI-driven drug discovery, is rapidly advancing toward agentic AI systems and more integrated, end-to-end platforms. To stay at the front of this shift, Molecule.ai is seeking to expand its molecule predictive capabilities, and automated multi-tool workflows. These expansions are designed in accordance with the agentic framework and multi-tool reasoning to further strengthen the platform. A new module will evaluate chemical–protein interaction likelihoods, which will help researchers estimate how molecules may interact with specific biological targets. Molecule.ai is adding biological context reasoning supported by curated genomic and disease-association evidence, which helps tie together chemical ideas with the biological systems they may ultimately affect. The Company intends for the platform to increasingly support insights that connect chemical properties with biological implications, to create a more complete, end-to-end picture for early research teams. Molecule.ai is also developing an autonomous AI agent designed to reduce manual workload and accelerate early research cycles, which would be designed to interpret a discovery objective, plan a series of actions, route each step to the appropriate tools, evaluate preliminary outputs and iterate until a stable result is achieved.

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

On May 6, 2026, the Company completed its merger by and among the Company, Shuttle Merger Sub, Inc. (a wholly-owned subsidiary organized for the purpose of effecting the merger) and United Dogecoin, Inc. (“United Dogecoin” or “UD”), pursuant to the merger agreement entered into on April 30, 2026. Upon the closing of the merger, Shuttle Merger Sub, Inc. merged with and into United Dogecoin, with United Dogecoin surviving the Merger. As a result of the Merger, United Dogecoin became wholly-owned by the Company (however the Company does not have a controlling interest in United Dogecoin, as discussed further in Note 7).

United Dogecoin was founded as a Dogecoin mining company built on three foundational advantages: scale, preferential access to best-in-class equipment, and an industry leading management team. Its mission was to establish and maintain category leadership in the Dogecoin sector through high-efficiency, low-cost mining operations and strategic coin accumulation, combining operational excellence, consistency and expert execution to build a robust reserve. Since the acquisition, UD has sought to become a start-up digital infrastructure company focused on the development, ownership, and operation of large-scale computing infrastructure supporting blockchain networks, artificial intelligence (“AI”), and high-performance computing (“HPC”) workloads. UD is currently seeking to build an energy-first digital infrastructure platform designed to deploy computing capacity across multiple end markets as demand evolves. UD’s strategy is to identify, acquire, develop, and operate energy infrastructure capable of supporting large-scale computing operations. UD is seeking opportunities where long-term access to reliable, low-cost power can provide a sustainable competitive advantage.

Initially, UD intends to deploy infrastructure supporting Dogecoin mining while designing its facilities to accommodate AI, HPC, cloud computing, and other computational workloads over time. This flexible approach is expected to allow management to allocate computing capacity based on market demand and expected returns. To date, UD has purchased 500 rigs and has initiated a co-location agreement for these units. UD continues to evaluate strategic acquisitions, infrastructure development opportunities, commercial partnerships, and financing transactions intended to expand its digital infrastructure platform.

Liquidity and Going Concern

Our unaudited condensed consolidated financial statements are prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred losses since inception and has a net loss of approximately $5.3 million and no revenues for the six months ended June 30, 2026 and working capital deficit of approximately $3.1 million as of June 30, 2026. The Company does not expect to generate positive cash flows from operating activities in the near future.

In May 2026, the Company closed a private investment in public equity (“PIPE”) financing consisting of (i) 1,910 shares of Series B-2 Convertible Preferred Stock and (ii) Common Warrants to purchase up to 927,185 shares of the Company’s common stock at an exercise price of $10.30 per share (the “May 2026 PIPE Warrants”). In addition, subject to stockholder approval and the achievement of specified milestone events, investors may receive Pre-Funded Warrants exercisable for up to 3,148,619 shares of the Company’s common stock (the “2026 Pre-Funded Warrants”). The PIPE financing resulted in gross proceeds of $9.6 million and net proceeds of approximately $8.4 million after deducting placement agent fees, legal costs, and other transaction costs of approximately $1.2 million. The Company intends to use the proceeds for digital asset infrastructure initiatives related to the merger with United Dogecoin and the remainder for working capital and general corporate purposes.

However, the Company’s existing cash resources and the cash received from the equity offerings are not expected to provide sufficient funds to carry out the Company’s operations through the next twelve months.

The ability of the Company to continue as a going concern is dependent upon its ability to continue to successfully raise additional equity or debt financing to fund ongoing operations, commercialize and market the Molecule.ai platform, develop and expand its digital asset infrastructure operations through United Dogecoin, and generate sufficient revenues and cash flows from its business activities. The Company and UD are currently in the final stages of negotiating a data center land deal. Building on this anticipated transaction, management plans to undertake a significant capital raise in the near term, targeting between $120 million and $150 million. This financing will leverage the Company and UD’s existing sector network, investment bankers, and established industry relationships. The successful completion of this financing, however, cannot be guaranteed. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued.

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

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all of the adjustments necessary to present the financial position of the Company as of June 30, 2026 and the results of operations and cash flows for the periods presented. The accompanying unaudited condensed consolidated financial statements of the Company have not been audited by the Company’s independent registered public accounting firm, except that the year-end consolidated balance sheet was derived from audited financial statements. The results of operations for the six months ended June 30, 2026 are not necessarily indicative of the operating results for the full fiscal year or any future period.

Reverse Stock Splits

On June 16, 2025, in order to maintain a minimum closing bid price of $1.00 per share, as required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2), the Company effectuated a 1-for-25 reverse stock split of its issued and outstanding common stock. On June 11, 2026, the Company effectuated a 1-for-10 reverse stock split of its issued and outstanding common stock (collectively, the “Reverse Stock Splits”).

No fractional shares were issued as a result of the Reverse Stock Splits. Stockholders who otherwise would be entitled to receive a fractional share in connection with the Reverse Stock Splits received one full share of the post-Reverse Stock Splits Common Stock in lieu of such fractional share. The Reverse Stock Splits had no effect on the Company’s authorized shares of common stock or preferred stock and the par value remained unchanged at $0.00001.

The Reverse Stock Splits reduced the number of shares of Common Stock issuable upon the exercise or vesting of the Company’s outstanding warrants, restricted stock units and convertible preferred stock in proportion to the ratio of the Reverse Stock Splits and caused a proportionate increase in the exercise or conversion prices of such convertible securities, as applicable. All common stock share, option, warrant and per share amounts (except our authorized but unissued shares and previously reserved shares) have been retroactively adjusted in these unaudited condensed consolidated financial statements and related disclosures.

Basis of Consolidation

The unaudited condensed consolidated financial statements have been prepared on a consolidated basis with Shuttle Pharmaceuticals, Inc., Shuttle Diagnostics, Inc., and Molecule.ai., wholly-owned subsidiaries of the Company. All intercompany transactions and balances have been eliminated.

In May 2026, as a result of the merger transaction described in Note 7, United Dogecoin became wholly-owned by the Company. However, the Company does not have a controlling interest in United Dogecoin and, as such, does not consolidate United Dogecoin. See Note 7 for discussion on the accounting for the Company’s non-control investment in United Dogecoin.

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions. The Company bases its estimates and assumptions on current facts, historical experience, and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected. Significant estimates are contained in the accompanying unaudited condensed consolidated financial statements for the valuation of debt, warrants, pre-funded warrants, contingent consideration liabilities, bifurcated derivative liabilities, stock-based compensation awards, and other financial instruments.

Cash and Cash Equivalents

Cash and cash equivalents include cash in bank accounts and money market funds with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. As of June 30, 2026 and December 31, 2025, cash and cash equivalents consisted of the following:

	June 30, 2026	December 31, 2025
Cash	$78,230	$257,955
Money market funds	12,008	76,050
Total cash and cash equivalents	$90,238	$334,005

Periodically, the Company may carry cash balances at financial institutions in excess of the federally insured limit of $250,000 per institution. As of June 30, 2026, no cash balances were held in excess of federally insured limits. The Company has not experienced losses on these accounts and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant.

Investment in Equity Securities

The Company accounts for investments in equity securities in accordance with ASC 321, Investments – Equity Securities. For investments that do not have a readily determinable fair value and for which the Company does not exercise significant influence, the investments are carried at cost, less any impairment, adjusted for observable price changes from orderly transactions involving identical or similar investments of the same issuer. The Company evaluates such investments for impairment at each reporting date by performing a qualitative assessment of impairment indicators. If this assessment indicates the investment is impaired, the Company estimates the investment’s fair value and recognizes an impairment loss in earnings equal to the excess of the carrying value over fair value, establishing a new cost basis for the investment.

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

Set out below are the Company’s financial instruments that are required to be remeasured at fair value on a recurring basis and their fair value hierarchy as of June 30, 2026 and December 31, 2025:

June 30, 2026	Level 1	Level 2	Level 3	Carrying Value
Liabilities
Derivative Liability - Warrants	$—	$—	$35,751	$35,751
Total Liabilities	$—	$—	$35,751	$35,751

December 31, 2025	Level 1	Level 2	Level 3	Carrying Value
Liabilities
Derivative Liability - Warrants	$—	$—	$99,687	$99,687
Total Liabilities	$—	$—	$99,687	$99,687

See Note 5 and Note 9 for additional disclosures related to the fair value of the Company’s convertible notes and derivative liabilities, respectively.

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

For our derivative financial instruments classified as a liability, we use a Black-Scholes Model to value the derivative instruments at inception and on subsequent valuation dates. The model requires specification of the current stock price, exercise price, expected term, expected volatility, a risk-free interest rate aligned with the expected term, and expected dividend yield. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the unaudited condensed consolidated balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within twelve (12) months of the balance sheet date.

Convertible Notes Payable

The Company accounts for its Convertible Bridge Notes (as defined in Note 5) under the fair value option in accordance with ASC 825, Financial Instruments (“ASC 825”). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable unless a new election date occurs. Additional term or other notes may be issued in subsequent periods where the Company would be able to make a fair value option election upon issuance provided eligibility criteria are met. The Company records the portion of the Convertible Bridge Notes that are issued and outstanding for accounting purposes at fair value with changes in fair value recorded in other income (expense), net in the unaudited condensed consolidated statements of operations, except for the portion of the total change in fair value that results from a change in the instrument-specific credit risk of the Convertible Bridge Notes, which is recorded in other comprehensive income (loss), if applicable. No loss was attributed to changes in credit risk for the periods presented therefore net loss was equal to comprehensive loss. The fair value option election was made to align the accounting for the Convertible Bridge Notes with the Company’s financial reporting objectives and reduce operational effort to account for embedded features that otherwise would require bifurcation as a separate unit of account.

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

Convertible Preferred Stock

The Company evaluates its preferred stock instruments pursuant to FASB ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and other applicable accounting guidance to determine whether such instruments should be classified as liabilities, temporary equity, or stockholders’ equity. Preferred stock instruments that are mandatorily redeemable or otherwise constitute an obligation requiring the Company to transfer assets are classified as liabilities. Preferred stock instruments that are redeemable for cash or other assets upon events that are not solely within the Company’s control are evaluated for temporary equity classification.

The Company’s Series B-1 and Series B-2 Convertible Preferred Stock do not contain redemption features that require liability or temporary equity classification. Accordingly, the Series B-1 Convertible Preferred Stock and Series B-2 Convertible Preferred Stock are classified within stockholders’ equity. As of June 30, 2026, the Company had 9,673 shares of Series B-1 Convertible Preferred Stock and 1,910 shares of Series B-2 Convertible Preferred Stock issued and outstanding. The Series B-1 Convertible Preferred Stock and Series B-2 Convertible Preferred Stock each have a stated value and liquidation preference of $5,000 per share.

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480 and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. Finally, the Company determines if the warrants meet the definition of a derivative based on their contractual terms. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

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

The Company may also issue or enter into arrangements to issue pre-funded warrants that contain contingent issuance, settlement or exercisability provisions. The Company evaluates these instruments under ASC 480 and ASC 815 to determine whether the instruments should be classified within stockholders’ equity or accounted for as liabilities. For contingent pre-funded warrants determined to be equity-classified, the instruments are recorded within additional paid-in capital at their estimated fair value on the applicable measurement date and are not subsequently remeasured unless modified or required to be reclassified. If contingent pre-funded warrants do not meet the criteria for equity classification, the instruments are recorded as liabilities at fair value and remeasured at each reporting date, with changes in fair value recognized in earnings.

When fair value measurement is required for contingent pre-funded warrants, the Company estimates fair value using a probability-weighted valuation approach that incorporates management’s assessment of the likelihood of satisfying the underlying contractual conditions. Significant assumptions utilized in these valuations may include the Company’s stock price, the expected timing of contingent events, the probability of satisfying specified performance, operational or other contractual conditions, and the likelihood of obtaining any required approvals.

Stock-Based Compensation

The Company accounts for stock-based compensation using the provisions of ASC 718, Stock-Based Compensation (“ASC 718”), which requires the recognition of the fair value of stock-based compensation. Stock-based compensation is estimated at the grant-date based on the fair value of the awards. The fair value of restricted stock units (“RSUs”) is based on the quoted price of our common stock on the grant-date. We estimate the grant-date fair value of stock options using the Black-Scholes option-pricing model, which requires certain assumptions that impact the estimation of fair value and related compensation expense. The assumptions used to estimate fair value include the expected volatility of a representative peer group of publicly traded companies, the risk-free interest rate, the expected term of the award, and the expected dividend yield. A description of the key assumptions used in determining the fair value of stock options is provided below:

●	Expected term — The expected term of stock options is estimated using the simplified method, which is based on the midpoint between the vesting date and the contractual term of the award, as the Company does not have sufficient historical exercise data to provide a reasonable basis for estimating expected term.
●	Expected volatility — We estimated expected volatility using a combination of (i) the historical volatility of comparable publicly traded companies’ stock prices and together with Shuttle Pharmaceuticals Holdings Inc.’s available historical trading data and (ii) the implied volatility derived from publicly traded call options of comparable companies over a period equal to the expected term of the awards.
●	Risk-free interest rate — The risk-free interest rate is the average interest rate consistent with the yield available on a U.S. Treasury note with a term equal to the expected term of an award.
●	Expected dividend yield — We have not historically paid cash dividends on our common stock and do not expect to do so in the foreseeable future. Accordingly, we use an expected dividend yield of 0%.

The Company accounts for forfeitures of grants as they occur. Compensation cost for awards is recognized using the straight-line method over the requisite service period

Research and Development Expenses

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

Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740, Income Taxes (“ASC 740”). ASC 740 requires a company to use the asset and liability method of accounting for income taxes, whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, the Company does not foresee generating taxable income in the near future and utilizing its deferred tax asset, therefore, it is more likely than not that some portion, or all of, the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

Segment Information

Operating segments are defined as components of an enterprise about which separate and discrete information is available for evaluation by the chief operating decision-maker (“CODM”) in deciding how to allocate resources and assess performance. The Company’s CODM, its chief executive officer, evaluates the Company’s operations and manages its business as a single operating segment. With the exception of the Molecule.ai intangible asset, substantially all of the Company’s long-lived assets are held in the United States. The Molecule.ai intangible asset is recorded on the books of the Company’s Canadian subsidiary. Refer to Note 11 for the Company’s disclosure on its single operating segment.

Net Loss Per Common Stock

Net loss per share of common stock requires presentation of basic and diluted earnings per common share on the face of the unaudited condensed consolidated statements of operations for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic earnings per share computation to diluted earnings per share.

In the accompanying unaudited condensed consolidated financial statements, basic loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the year. Certain warrants issued and outstanding include terms and conditions resulting in the treatment as participating securities. Such warrants do not include an obligation for the warrant holders to fund the losses of the Company. Therefore, these warrants are excluded from the calculation of earnings per common share in periods of net loss.

Diluted earnings per share is computed by dividing net income attributable to common stockholders by the weighted-average number of shares of common stock outstanding and potentially dilutive shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through convertible securities, contingent share arrangements, stock options and warrants unless the result would be antidilutive.

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

Given the nominal exercise price of the Company’s pre-funded warrants, other than the 2026 Pre-Funded Warrants, such pre-funded warrants are included in the calculation of basic and diluted net loss per share as the exercise price per warrant is deemed non-substantive when compared to the fair value of the underlying common shares. The 2026 Pre-Funded Warrants are contingently issuable upon the achievement of specified milestone events, subject to stockholder approval (see Note 8). Contingently issuable shares are considered outstanding common shares and included in basic net loss per share as of the date that all necessary conditions have been satisfied (i.e., when issuance of the shares is no longer contingent on any conditions except the passage of time).

For the six months ended June 30, 2026 and year ended December 31, 2025, the following common stock equivalents were excluded from the computation of diluted net loss per share as the result of the computation was anti-dilutive:

	June 30, 2026	December 31, 2025
Warrants (Note 8)	940,874	13,689
Restricted stock units (Note 8)	7,272	15,167
Anti-dilutive securities	948,146	28,856

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The guidance is effective for the Company’s fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-09, effective December 31, 2025, in these unaudited condensed consolidated financial statements. ASU 2023-09 which only impacted the disclosures and did not otherwise impact the unaudited condensed consolidated financial statements.

Recently Issued Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (“DISE”), which requires disaggregated disclosure of income statement expenses for public business entities. The ASU does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the notes to the financial statements. ASU 2024-03 is effective for all public business entities for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the potential impact that this standard may have on its unaudited condensed consolidated financial statements and related disclosures.

In September 2025, the FASB issued ASU 2025-06, Intangibles-Goodwill and Other-Internal-use Software (Subtopic 350-40), which modernizes the accounting framework for internal-use software. The ASU removes all references to prescriptive and sequential software development stages to reflect the current software development methodologies and frameworks. Under the ASU, an entity is required to start capitalizing software development costs when both of the following occur: (i) management has authorized and committed to funding the software project and (ii) it is probable that the project will be completed and the software will be used to perform the function intended. ASU 2025-06 is effective for all entities for fiscal years beginning after December 15, 2027, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the potential impact that this standard may have on its unaudited condensed consolidated financial statements and related disclosures.

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

Following the Company’s discontinuation of its clinical trial for Ropidoxuridine, the Company committed to a plan to pursue a sublease for its laboratory space. During May 2026, the Company executed a sublease agreement for its laboratory space, with the subtenant taking occupancy on May 15, 2026. The sublease has a stated term through August 30, 2028 and is coterminous with the underlying lease. The sublease may terminate earlier if the underlying lease is terminated prior to its contractual expiration date. During the three and six months ended June 30, 2026, the Company recognized $6.0 thousand of sublease income which is included as a reduction to general and administrative expenses in the condensed consolidated statements of operation.

As a result of the previously identified decline in the expected economic benefit of the leased space, the Company recorded total non-cash impairment charges of $109.2 thousand related to its operating lease right-of-use asset during the year ended December 31, 2025, to reflect the reduced expected economic value of the operating lease right-of-use asset based on estimated sublease rates. The impairment charges are recorded within research and development expenses in the condensed consolidated statements of operations.

The following summarizes the right-of use asset and lease information for the Company’s operating leases:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating lease cost	$22,947	$22,947	$45,894	$45,894
Variable lease cost	16,338	9,052	32,676	19,930
Sublease income	(6,000)	—	(6,000)	—
Total lease cost	$33,285	$31,999	$72,570	$65,824

Other information:
Cash paid for operating cash flows for operating leases	$24,090	$23,388	$47,941	$46,544

	June 30, 2026	December 31, 2025
Weighted-average remaining lease term - operating leases (year)	2.18	2.67
Weighted-average discount rate - operating leases	10.48%	10.48%

Future non-cancelable minimum lease payments under the operating lease liability as of June 30, 2026, are as follows:

Years ended December 31,
2026 (Excluding the six months ended June 30, 2026)	$49,133
2027	99,986
2028 and thereafter	68,235
Total future minimum lease payments	217,354
Less: imputed interest	(22,196)
Present value of payments	$195,158

Note 4 – Notes Payable-Related Party

On October 14, 2024, as part of the senior convertible note offering described in Note 5, the Company entered into a loan with a former officer of the Company in the amount of $250,000 (principal) with an interest rate of 14.5% per annum due October 13, 2025, and warrants to purchase 402 shares of common stock at an exercise price of $350.00 per share. As of December 31, 2025, there was no outstanding principal and interest balances for these related party notes. Under the fair value option, the senior convertible note was $206,085 as of December 31, 2024. The convertible note converted to 3,922 shares of the Company’s common stock in October 2025.

On September 4, 2024, the Company issued a $250,000 promissory note (the “Promissory Note”) to a former officer of the Company. The Promissory Note accrues interest at 12% per annum and is repayable in 12 substantially equal installments over a period of one year. During the year ended December 31, 2025, the Company incurred $8,730 in interest expense relating to this Promissory Note. For the year ended December 31, 2025, the Company repaid the remaining principal balance of $190,270.

Note 5 – Convertible Notes and Loan Agreement

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

The Company recognized deferred loan costs of approximately $78.0 thousand in relation to the closing of the Revolving Loan Agreement and were amortized to interest expense on a straight-line basis to the maturity of the Revolving Loan Agreement. During the three and six months ended June 30, 2026, the Company recognized $0 and $12.1 thousand in interest expense related to the amortization of these deferred loan costs, respectively. The Revolving Loan expired on February 28, 2026.

2024 Convertible Bridge Notes

During October 2024, the Company completed a senior convertible note offering in two closings, as further described below.

On October 14, 2024, the Company issued an aggregate of $600,000 (of an up to $1.3 million authorized financing) senior secured convertible notes due in October 2025, which accrue interest at 14.5% interest per year. The notes included a 5% original issue discount and the Company received $570.0 thousand in proceeds. The notes were optionally convertible by each holder at a 10% premium beginning three months after the date of issuance, and the conversion price would be the 5-day volume-weighted-average price (“VWAP”) immediately prior to Closing unless re-set (one-time only) by a lower price of an offering entered into by the Company during the term of the notes. The Company had the option to prepay the notes at any time for 107% of total outstanding balance and any outstanding principal would be paid in conversion of shares of common stock at a 15% discount at the end of the term, subject to the Company’s exercise of the optional prepayment right. Any accrued interest was repaid quarterly in cash. The Company also issued warrants to the lenders to purchase an aggregate 964 shares of common stock, exercisable at $350.00 per share, with such warrants expiring five years from issuance. In addition, the Company’s former Chief Executive Officer and Chief Scientific Officer, Dr. Anatoly Dritschilo, invested a total of $237.5 thousand in this financing round, in exchange for a $250.0 thousand convertible note (see Note 4).

As part of the same offering, on October 21, 2024, the Company issued an additional $231.6 thousand in senior secured convertible notes due in October 2025, with substantially similar terms as the October 14, 2024, issuance. The notes include a 5% original issue discount and the Company received $220.0 thousand in proceeds. The Company also issued warrants to the lenders to purchase an aggregate 355 shares of common stock, exercisable at $372.50 per share, with such warrants expiring five years from issuance. Upon completing this issuance, the Company closed the senior secured convertible note offering after receiving a total of $790.0 thousand in proceeds.

Immediately prior to their mandatory conversion, the Company remeasured the fair value of the Convertible Bridge Notes based on the number of shares to be issued upon conversion and the fair value of the Company’s common stock immediately prior to conversion. Upon mandatory conversion of the outstanding principal in October 2025, the Company issued 11,762 shares of common stock. The fair value of the Company’s common stock at October 14, 2025 and October 21, 2025 was $39.20 and $34.70 per share.

The following table summarizes the changes in the carrying value of the Convertible Bridge Notes:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance - December 31, 2024	$684,205
Conversion of convertible bridge note (at fair value)	(572,217)
Payments of coupon interest	(115,339)
Gain on change in fair value	3,351
Balance - December 31, 2025	$—

Note 6 – Molecule.ai Asset Acquisition

On November 20, 2025, the Company, through its wholly-owned subsidiary 1563868 B.C. Ltd, entered into an asset purchase agreement with 1542770 B.C. Ltd (the “Selling Party”) pursuant to which the Company purchased certain assets of the Selling Party, including, among others, the Selling Party’s AI-driven life sciences platform, all as more specifically set forth in the asset purchase agreement (the “Molecule.ai APA”). In exchange for the acquired assets, the Company agreed to pay the Selling Parties (i) a cash payment of $3,000,000 at Closing, (ii) a first installment of $3,000,000 payable six months after Closing, and (iii) a second installment of $2,000,000 payable twelve months after closing, with both installments payable in cash or common stock at the Selling Party’s discretion, subject to a 19.99% equity issuance cap without shareholder approval. In addition, the Selling Party is entitled to contingent consideration of up to $2,000,000, payable upon achievement of specified technology development milestones within six months post-closing. Any portion of the consideration settled in equity will be measured based on the volume-weighted-average price of the Company’s common stock over the ten trading days preceding the payment date.

Concurrently, the Company executed a consulting agreement pursuant to which the founder of the Selling Party will provide specified consulting services to enhance, upgrade and develop new features for the AI-driven platform. The term of the consulting agreement is one year, cancellable at any time by either party with thirty days’ notice. Total consideration under the consulting agreement is approximately $0.1 million per year, payable in equal monthly installments. The Company concluded that the payments under the consulting agreement are commensurate with the fair market value of the services to be provided and that there are no economic interdependencies between the consulting agreement and the Molecule.ai APA.

On December 23, 2025, the parties executed a First Amendment (the “First Amendment”) to the Molecule.ai APA pursuant to which a portion of the first installment payment was accelerated. The Company issued 32,050 shares of common stock for an aggregate value of approximately $0.6 million, with the remaining balance of the first installment payable in accordance with the original terms.

The Molecule.ai APA contains customary mutual indemnification provisions under which each party agrees to indemnify the other for certain losses arising from breaches of representations, warranties, and covenants and specified pre-/post-closing liabilities, subject to customary limitations such as survival periods, thresholds, and caps.

The total acquisition date purchase consideration as determined by the Company is as follows:

Consideration *	Dollar Value
Closing Cash	$3,000,000
Accelerated portion of the First Installment	564,073
Six Month Installment	2,435,927
Twelve Month Installment	2,000,000
Technology Development Milestone 1**	1,000,000
Technology Development Milestone 2**	1,000,000
$10,000,000

*	The purchase consideration table above reflects the acquisition-date terms of the Molecule.ai APA. As discussed above, the parties entered into a Second Amendment on May 4, 2026, which modified the remaining payment obligations and was accounted for as a separate debt extinguishment transaction.
**	These payments were contingent upon the achievement of certain milestones. During the six months ended June 30, 2026, the Technology Development Milestone 1 and 2 were achieved. As a result, the Company remitted $1.75 million of the contingent milestone payments and has $0.25 million due to the Selling Party, which is included in contingent consideration liability on the consolidated balance sheets.

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

The carrying value of the developed technology asset is summarized as follows:

Carrying value as of December 31, 2024	$—

Developed technology acquired	10,117,304
Amortization expense	(288,062)
Software in progress	12,000
Carrying value as of December 31, 2025	$9,841,242
Amortization expense	(1,264,663)
Software in progress	72,000
Carrying value as of June 30, 2026	$8,648,579

On May 4, 2026, Shuttle entered into a Second Amendment (the “Second Amendment”) to the Molecule.ai APA. Pursuant to the terms and conditions of the Second Amendment, the Company (i) issued 270 shares of Series B-1 Convertible Preferred Stock to the Selling Party and (ii) paid the Selling Party approximately $3.6 million in cash as payment of the first and second installment payment (discussed above) and (iii) agreed to issue up to three installments of Milestone Pre-Funded Warrants (see Note 8). Each installment is exercisable for 128,144 shares of Common Stock (for a total of up to 384,432 shares of Common Stock if all three Milestone Events are achieved). In connection with the Amendment, the Selling Party agreed to return to the Company for cancellation, 32,050 shares of Common Stock issued to the Seller pursuant to the First Amendment. However, as of June 30, 2026, these shares had not yet been returned and remained issued and outstanding as of that date.

The Company accounted for the Second Amendment as a troubled debt restructuring involving a combination of partial satisfaction of the payable and modification of its terms. In measuring the restructuring, the Company considered the cash paid, the $66,343 fair value of the Series B-1 Convertible Preferred Stock, the $233,833 fair value of the 2026 Pre-Funded Warrants transferred or issuable to the Selling Party, and the $266,012 fair value of the common shares contractually returnable to the Selling Party as components of the integrated settlement. The fair value of the common shares to be returned reduced the net consideration transferred by the Company. Based on this analysis, the carrying amount of the payable immediately before the restructuring exceeded the net settlement by $755,121. The remaining restructured obligation was evaluated based on the undiscounted future cash payments required under the amended terms. The Company recognized this amount as a gain on extinguishment of debt in the unaudited condensed consolidated statements of operations.

Because the common shares had not been returned as of June 30, 2026, the Company accounted for its contractual right to receive the 32,050 shares as a prepaid share repurchase and recorded $266,012 as a reduction of additional paid-in capital. The shares remained legally outstanding at June 30, 2026 but were excluded from the calculation of basic and diluted earnings per share.

Note 7 – United Dogecoin Merger Agreement

On April 30, 2026, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Shuttle Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company organized for the purpose of effecting the merger, and United Dogecoin. Upon the closing of the merger on May 6, 2026, Shuttle Merger Sub, Inc. merged with and into United Dogecoin, with United Dogecoin surviving the Merger. As a result of the Merger, United Dogecoin became wholly-owned by the Company.

Merger Consideration

In connection with the Merger Agreement, the Company issued 8,403 shares of newly designated Series B-1 Convertible Preferred Stock, par value $0.00001 per share, to the shareholders of United Dogecoin, in exchange for 100% of their outstanding equity interests. The Series B-1 Convertible Preferred Stock is convertible into shares of the Company’s common stock only following receipt of stockholder approval, subject to the terms of the Series B-1 Convertible Preferred Stock, including applicable conversion limitations and beneficial ownership limitations. Further, the Series B-1 Convertible Preferred Stock is a non-voting security prior to its conversion into the Company’s common stock.

Subject to receipt of stockholder approval, each share of Series B-1 Convertible Preferred Stock is convertible into 403.3 shares of the Company’s common stock, par value $0.00001 per share, at an initial conversion price of $12.40 per share, subject to adjustment. The Series B-1 Convertible Preferred Stock is also subject to a beneficial ownership limitation of 4.99%, which may be increased up to 19.99% at the election of the holder.

In addition, holders of United Dogecoin common stock may be entitled to receive up to 12,292,753 2026 Pre-Funded Warrants exercisable for an equivalent number of shares of the Company’s common stock. The 2026 Pre-Funded Warrants are issuable in equal installments only upon the receipt of the required stockholder approval and achievement of one or more of the Milestone Events (as defined in Note 8, subject to Note 12).

On August 31, 2026, one of the Milestone Events was amended to reduce the number of Mining Rigs required for issuance of 2026 Pre-Funded Warrants under the Merger Agreement (see Note 12).

Accounting for the Merger

As the Series B-1 Convertible Preferred Stock is non-voting prior to its conversion, and its conversion is predicated on the receipt of the required stockholder approval, the former shareholders of United Dogecoin do not obtain any voting interests in the Company upon the completion of the Merger, and until such time that the Series B-1 Convertible Preferred Stock converts into the Company’s common stock. Further, the terms of the Merger Agreement provide for contractual restrictions on the ability of the Company or its board of directors to exercise operational authority or control over any of the key operating activities of United Dogecoin, such as access and control of United Dogecoin bank accounts, authority for the approval or disapproval of United Dogecoin expenditures, obligations and other commitments of funds, the authorization of any hiring, termination or compensation decisions and the receipt, use and disbursement of any and all funds or other assets of United Dogecoin, until the required stockholder approval is obtained.

Given the non-voting nature of the Series B-1 Convertible Preferred Stock prior to conversion to the Company’s common stock and the contractual restrictions on the ability of the Company to exercise any operational authority or control over United Dogecoin, the Company concluded that there was no transfer or change of control that occurred upon the closing of the Merger, and such transfer or change of control would be deferred until the receipt of approval by the Company’s stockholders, after which the Series B-1 Preferred Stock would automatically convert to the Company’s common stock and provide the holders of United Dogecoin with a majority interest in the voting stock of the Company. As of June 30, 2026, such stockholder approval had not been obtained. Accordingly, the Company concluded that it did not obtain control of United Dogecoin as of June 30, 2026, and the transaction did not qualify as a completed business combination or acquisition for accounting purposes as of that date.

The Company also concluded that United Dogecoin was a variable interest entity, but the Company was not the primary beneficiary, therefore they were not required to consolidate, nor were they required to be accounted for as an equity method investment under ASC 323, Investments—Equity Method and Joint Ventures, due to the lack of ability to exercise significant influence over United Dogecoin. As a result, the Company has accounted for its interest in United Dogecoin as an investment in equity securities and initially recorded at cost as of the closing of the Merger. The Company viewed the completion of the Merger and the PIPE financing as a single, integrated financing transaction. In connection with this transaction, The Company recognized the Series B-1 Convertible Preferred Stock and 2026 Pre-Funded Warrants at fair value, resulting in an allocation of $2,064,730 to the Series B-1 Preferred Stock and $7,477,157 million to the 2026 Pre-Funded Warrants. The aggregate fair value of $9,541,887 was recorded as the initial cost basis of the Investment in United Dogecoin, with a corresponding increase to additional paid-in capital. Additionally during the three months ended June 30, 2026, the Company recognized an additional $3.9 million investment in United Dogecoin, measured at cost, for PIPE proceeds provided to UD, which are not expected to be repaid to the Company. to support UD’s operations.

The balance of Investment in United Dogecoin as of June 30, 2026 consists of the following:

Issuance of Series B-1 Convertible Preferred Stock and Milestone Pre-Funded Warrants in the Merger Agreement	$9,541,887
PIPE proceeds invested to support operations	3,897,500
Stock-based compensation related to replacement options	244,087
Ending investment at June 30, 2026:	$13,683,474

The Company has elected to subsequently measure the investment in United Dogecoin using the measurement alternative for investments in equity securities without readily determinable fair values. As of June 30, 2026, there were no identified revaluation events and no indicators of impairment identified. The Company will continue to evaluate the investment for impairment and will reassess the accounting treatment in future periods upon the occurrence of additional events, including receipt of the required stockholder approval or other changes in facts and circumstances that may result in the Company obtaining control of United Dogecoin.

Financial Advisor Fee

In connection with the Merger Agreement, the Company issued to E.F. Hutton & Co. 750 shares of Series B-1 Convertible Preferred Stock, each of which are convertible into 403.3 shares of the Company’s common stock at an initial conversion price of $12.40 per share, subject to adjustment and applicable beneficial ownership limitations. The Company also agreed to issue 2026 Pre-Funded Warrants exercisable for an aggregate of 1,475,482 2026 Pre-Funded Warrants exercisable for an equivalent number of shares of the Company’s common stock. The 2026 Pre-Funded Warrants are issuable only upon the receipt of the required stockholder approval, and are exercisable upon the achievement of three specified milestone events, each corresponding to one-third of the total 2026 Pre-Funded Warrants that may be issuable (see Note 8). The Company recognized the fair value of the Series B-1 Convertible Preferred Stock and 2026 Pre-Funded Warrants, totaling $857,390, within general and administrative expenses, with a corresponding increase to additional paid-in capital.

Due to United Dogecoin

Certain operating expenses of the Company, including legal, professional, and rent expenses, were paid directly by United Dogecoin, which is presented as Due to United Dogecoin on the consolidated balance sheets.

Note 8 – Stockholders’ Equity

Common Stock

During the six months ended June 30, 2026, the Company issued:

●	4,480 shares of common stock issued for vesting of restricted stock units,

●	223,880 shares of common stock as part of a public offering,

●	570,411 shares of common stock issued for exercise of pre-funded warrants, and

●	32 shares of common stock for rounding of reverse stock split fractional shares

During the six months ended June 30, 2025, the Company issued:

●	1,200 shares of common stock upon conversion of $81,818 of principal related to a partial conversion of the Convertible Bridge Notes,

●	5,364 shares of common stock as part of a public offering,

●	3,402 shares of common stock for vesting of restricted stock units,

●	2,193 shares of common stock as part of a private placement,

●	4 shares of common stock for rounding of reverse stock split fractional shares, and

●	78,607 shares of common stock for exercise of pre-funded warrants.

March 2025 Equity Financing

On March 12, 2025, the Company entered into an Underwriting Agreement (the “Underwriting Agreement”) with WestPark Capital, Inc. (“WestPark”) as the sole underwriter, related to a public offering (the “Offering”) of (i) 5,364 shares of common stock of the Company, at a public offering price of $75.00 per share and (ii) pre-funded warrants to purchase 71,303 shares of common stock at an exercise price of $0.25 per share, at a public offering price of $74.75 per Pre-Funded Warrant (the “March 2025 Pre-Funded Warrants”). The Offering closed on March 13, 2025.

The Offering resulted in gross proceeds of approximately $5.7 million and net proceeds of approximately $5.0 million, reflecting approximately $0.7 million of legal costs and other expenses connected with the transaction.

The March 2025 Pre-Funded Warrants were exercisable at any time after March 13, 2025, at an exercise price of $0.25 per share. The March 2025 Pre-Funded Warrants contained standard adjustments to the exercise price, including for stock splits, stock dividends and pro rata distributions and contain customary terms regarding the treatment of such March 2025 Pre-Funded Warrants in the event of a fundamental transaction, which included but are not limited to a merger or consolidation involving the Company, a sale of all or substantially all of the assets of the Company or a business combination resulting in any person acquiring more than 50% of the outstanding shares of common stock of the Company. Additionally, the March 2025 Pre-Funded Warrants included restrictions on exercise in the event the holder’s beneficial ownership of the Company’s common stock would exceed 4.99% of the number of shares of common stock outstanding immediately after giving effect to the exercise.

The Company concluded that the March 2025 Pre-Funded Warrants met the requirements to be classified in stockholders’ equity, and have been recorded as additional paid in capital.

As of June 30, 2026, all 71,303 of the March 2025 Pre-Funded Warrants have been exercised.

June 2025 Private Placement

On June 20, 2025, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) in a private placement, and engaged WestPark as the sole placement agent, pursuant to which the Company agreed to sell an aggregate of $4.3 million of its securities. The private placement consisted of the issuance of (i) 2,193 shares of common stock of the Company and purchase price of $36.00 per share, and (ii) 115,895 pre-funded warrants, each to purchase one share of common stock of the Company at a purchase price of $35.99 and exercise price of $0.01 per pre-funded warrant (the “June 2025 Pre-Funded Warrants”) to one investor. The private placement closed on June 24, 2025. The private placement resulted in gross proceeds of approximately $4.3 million and net proceeds of approximately $3.9 million, reflecting approximately $0.4 million of placement agent fees, legal costs and other expenses connected with the transaction.

The June 2025 Pre-Funded Warrants are exercisable at any time after issuance on June 24, 2025, at an exercise price of $0.01 per share. The June 2025 Pre-Funded Warrants contain standard adjustments to the exercise price, including for stock splits, stock dividends and pro rata distributions and contain customary terms regarding the treatment of such June 2025 Pre-Funded Warrants in the event of a fundamental transaction, which include but are not limited to a merger or consolidation involving the Company, a sale of all or substantially all of the assets of the Company or a business combination resulting in any person acquiring more than 50% of the outstanding shares of common stock of the Company. Additionally, the June 2025 Pre-Funded Warrants include restrictions on exercise in the event the holder’s beneficial ownership of the Company’s common stock would exceed 4.99% (or, upon election by a holder prior to the issuance of any Warrants, 9.99%) of the number of shares of common stock outstanding immediately after giving effect to the exercise.

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

As of June 30, 2026, all pre-funded warrants related to the June 2025 Private Placement have been exercised.

November 2025 Equity Financing

On November 3, 2025, the Company entered into a securities purchase agreement with Alternative Investment Capital Inc. (the “Purchaser”, “Investor”, or the “Holder”), pursuant to which the Company agreed to issue and sell to the Purchaser in a private placement transaction (the “Offering”) pre-funded warrants (the “November 2025 Pre-Funded Warrants”) to purchase up to 62,516 shares of common stock of the Company for aggregate gross proceeds of approximately $2.5 million, before deducting placement agent fees to WestPark and offering expenses payable by the Company. The Offering closed on November 4, 2025. The Offering resulted in gross proceeds of approximately $2.5 million and net proceeds of approximately $2.3 million, reflecting approximately $0.2 million of legal costs and other expenses connected with the transaction.

The November 2025 Pre-Funded Warrants are exercisable at any time after November 4, 2025, at an exercise price of $0.01 per share. The November 2025 Pre-Funded Warrants contain standard adjustments to the exercise price, including for stock splits, stock dividends and pro rata distributions and contain customary terms regarding the treatment of such November 2025 Pre-Funded Warrants in the event of a fundamental transaction, which include but are not limited to a merger or consolidation involving the Company, a sale of all or substantially all of the assets of the Company or a business combination resulting in any person acquiring more than 50% of the outstanding shares of common stock of the Company. Additionally, the November 2025 Pre-Funded Warrants include restrictions on exercise in the event the Purchaser’s beneficial ownership of the Company’s common stock would exceed 4.99% (or, upon election by a holder prior to the issuance of any Warrants, 9.99%) of the number of shares of common stock outstanding immediately after giving effect to the exercise.

The Company concluded that the November 2025 Pre-Funded Warrants met the requirements to be classified in stockholders’ equity, and the proceeds from the issuance of the November 2025 Pre-Funded Warrants have been recorded in additional paid in capital.

As of June 30, 2026, all November 2025 Pre-Funded Warrants have been exercised.

March 2026 Equity Financing

On March 9, 2026, the Company closed an underwritten public offering of 223,880 shares of its common stock at a public offering price of $5.00 per share, resulting in gross proceeds of $3.5 million and net proceeds of approximately $3.2 million after deducting underwriting discounts, commissions, and offering expenses of $.3 million. The offering included 476,120 pre-funded warrants at a price of $4.99 per warrant, each exercisable for one share of common stock at a nominal exercise price of $0.01 per share.

As of June 30, 2026, 442,000 of the March 2026 Pre-Funded Warrants have been exercised.

May 2026 PIPE Financing

On April 30, 2026, Shuttle entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with certain accredited investors party thereto (each, a “Purchaser” and collectively, the “Purchasers”), pursuant to which Shuttle agreed to issue (i) 1,910 newly designated Series B-2 convertible preferred stock, par value $0.00001 (the “Series B-2 Preferred Stock”) and (ii) the May 2026 PIPE Warrants (together with the Series B-2 Preferred Stock, the “PIPE Securities”) to purchase up to 100% of the number of shares of Common Stock underlying the Series B-2 Convertible Preferred Stock as of May 6, 2026, the closing date (the “Closing Date”), exercisable for a period of three (3) years at an exercise price of $10.30 per share (the “PIPE Financing”).

Subject to receipt of stockholder approval, the shares of Series B-2 Convertible Preferred Stock will be automatically convertible (the “B-2 Share Conversion”), at a conversion price of $10.30 (subject to adjustment), which reflected a conversion rate of 485.4 shares of common stock per share, into an aggregate of approximately 927,185 shares of Company Common Stock, subject to customary beneficial ownership limitations. In addition, subject to the receipt of stockholder approval, the Acquiror agreed to issue up to three equal installments of 2026 Pre-Funded Warrants to the Purchasers to purchase up to 1,049,540 shares of Acquiror Common Stock upon the achievement of a Milestone Event (for a total of 3,148,620 shares upon the achievement of all three Milestone Events.

Each of the following is a Milestone Event as defined in the Securities Purchase Agreement:

(i) the date upon which the Company or a subsidiary thereof purchased or purchases an aggregate of 2,000 dogecoin mining rigs (“Mining Rigs”);

(ii) the date upon which the Company or a subsidiary thereof achieves a minimum 90% fleet operational uptime (the “Minimum Uptime”) and maintains the Minimum Uptime for any seven (7) consecutive day period, excluding scheduled maintenance windows for servicing and force majeure events, and provided that such date is on or prior to the sixty (60) calendar day anniversary of the commencement of operational uptime of the Mining Rigs; and

(iii) the date upon which the Company or a subsidiary thereof executes a binding colocation and hosting agreement securing electrical power and related infrastructure services at a rate not exceeding $0.075 per kilowatt-hour, inclusive of all material operating costs.

The Company concluded that the Series B-2 Convertible Preferred Stock is equity-classified and recorded the instrument within stockholders’ equity upon issuance due to the absence of redemption features and because the instrument is expected to be settled through conversion into the Company’s common stock. The Company determined that the May 2026 PIPE Warrants are liability-classified and recorded them at fair value upon issuance because certain exercise price adjustment provisions are based on changes to other outstanding equity-linked instruments rather than solely on the Company’s common stock. As a result, the warrants do not qualify for equity classification. The May 2026 PIPE Warrants will be remeasured at fair value each reporting period, with changes in fair value recognized in earnings. The Company concluded that the contingent 2026 Pre-Funded Warrants represent equity-classified freestanding financial instruments. Accordingly, a portion of the residual PIPE proceeds was allocated to the contingent 2026 Pre-Funded Warrants based on their relative fair value and recorded within additional paid-in capital. Because the 2026 Pre-Funded Warrants are equity-classified, subsequent changes in estimated fair value are not recognized unless a modification or reclassification event occurs.

On the Closing Date, the PIPE Financing closed with the issuance of approximately $9.6 million of such Series B-2 Preferred Stock and May 2026 PIPE Warrants, and the contingent issuance of the 2026 Pre-Funded Warrants. Total issuance costs associated with the PIPE Financing were approximately $1.2 million. Consistent with the Company’s issuance-cost allocation methodology, approximately $0.2 million was allocated to the liability-classified May 2026 PIPE Warrants and recognized within earnings upon issuance through change in fair value of derivative liabilities, which is presented within other (expense) income. The remaining issuance costs were allocated to the equity-classified Series B-2 Convertible Preferred Stock and contingent 2026 Pre-Funded Warrants and recorded as a reduction of additional paid-in capital. As of June 30, 2026, stockholder approval had not been obtained, and no shares of common stock had been issued to permit the conversion of the Series B-2 Preferred Stock. In addition, the 2026 Pre-Funded Warrants had not been physically issued because their issuance remained subject to stockholder approval and achievement of the applicable milestone events.

Warrants

In connection with the Convertible Bridge Notes in October 2024, the lenders were granted warrants to purchase 964 shares of common stock, at an exercise price of $350.00 per share and warrants to purchase 354 shares of common stock, at an exercise price of $372.50 per share.

In connection with the October 2024 Convertible Note Financing, the Company issued pre-funded warrants to purchase up to 10,221 shares of common stock, at an exercise price of $0.25 per share, and warrants to purchase up to 11,803 shares of common stock, at an exercise price of $350.00 per share.

In connection with the May 2026 PIPE Financing, the Company issued May 2026 PIPE Warrants to purchase up to 927,185 shares of common stock, at an exercise price of $10.30 per share.

A summary of activity regarding warrants to purchase common stock (excluding pre-funded warrants) for the six months ended June 30, 2026 were as follows:

	Number of	Weighted-Average	Average
	Warrants	Exercise Price	Life (years)
Outstanding, December 31, 2025	13,689	$376.20	3.72
Granted	927,185	10.30	2.85
Outstanding, June 30, 2026	940,874	$15.61	2.85

The warrants had intrinsic value of $0 as of June 30, 2026. All of the outstanding warrants are exercisable as of June 30, 2026.

Equity Incentive Plan

The Company’s 2018 Equity Incentive Plan provides for equity incentives to be granted to employees, executive officers, directors and key advisers and consultants. Equity incentive grants may be made in the form of stock options with an exercise price of not less than the fair market value of the underlying shares as determined pursuant to the 2018 Plan, restricted stock awards, other stock-based awards, or any combination of the foregoing. The 2018 Plan is administered by the Company’s compensation committee. In May 2025, the Company increased the shares authorized under the 2018 Plan by 5,000,000 shares. As of June 30, 2026, the Company has authorized 8,000,000 shares of common stock for issuance under the 2018 Plan. As of June 30, 2026, 17,000 shares have been granted, net of forfeitures, under the 2018 Equity Incentive Plan, of which 9,714 shares have vested.

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

During the years ended December 31, 2025 and 2024, pursuant to agreements with directors, officers and consultants, 23,174 and 4,414 RSUs with a value of $1.1 million and $0.9 million were granted, respectively.

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

On August 31, 2025 and September 11, 2025, Steve Richards and Joseph Tung, respectively, resigned from their positions on the Board of Directors. Upon the resignation of the two board members, vesting of 737 RSUs held by each departing board member, for a total of 1,474 were allowed to accelerate immediately and the remaining unvested RSUs were forfeited. The Company concluded that the acceleration represented a modification of the outstanding unvested RSUs. As a result of the modification, the Company recorded an insignificant amount of stock-based compensation expense.

On May 8, 2025, the Company and Dr. Anatoly Dritschilo (“Dr. Dritschilo”) executed a Settlement Agreement and General Release pursuant to which Dr. Dritschilo agreed to resign from his position as the Company’s Chief Scientist Officer and Director of the Company’s Board of Directors on May 9, 2025. Under the Agreement and as consideration for timely signing, not timely revoking, and compliance with the promises made therein, the Company agreed to issue 3,857 RSUs, which vest in two years from issuance date. The fair value of the Company’s common stock at close of market on May 9, 2025 was $58.25 per share, for an aggregate fair value of the RSUs of $0.2 million. In November 2025, the Company accelerated recognition of the remaining unrecognized stock-based compensation expense of $0.2 million associated with Dr. Dritschilo’s Settlement Agreement. As the Company is winding down its clinical trial activities, management concluded the remaining service requirements were no longer substantive; therefore, the remaining expense was recognized in November 2025. The expense is presented within research and development expense for the year ended December 31, 2025, and no additional expense will be recognized thereafter.

On November 21, 2025, Mr. Lorber resigned from his position as Chief Financial Officer. In connection with his resignation, the Company and Mr. Lorber entered into a Separation Agreement and Mutual Release (the “Separation Agreement”). Under the Separation Agreement, specified portions of Mr. Lorber’s RSU awards were modified to accelerate and vest on February 8, 2026, which coincided with (i) the expiration of his obligation to remain available for reasonable consultation/inquiries under the Separation Agreement and (ii) the vesting date of the August 12, 2025 RSU award under its original terms. As a result of the modification, 1,500 RSUs were forfeited and 3,986 RSUs remained outstanding through February 8, 2026. The remaining 3,986 RSUs vested on February 8, 2026 and no RSUs associated with such awards remained outstanding as of June 30, 2026. As a result of the modification, the Company recognized an insignificant incremental stock-based compensation expense during the year ended December 31, 2025.

On May 3, 2026, Oleh Nabyt resigned from the Company’s Board of Directors. In accordance with the terms of the applicable RSU award agreements, all 3,415 unvested RSUs held by Mr. Nabyt were forfeited upon his resignation.

As of June 30, 2026, there was $0.1 million of unrecognized RSU compensation cost related to non-vested stock-based compensation arrangements which is expected to be recognized over a weighted-average period of 1.91 years.

The following is a summary of activity regarding Restricted Stock Units issued:

	Number of RSU	Weighted-Average Fair Value Per RSU
Outstanding, December 31, 2025	15,167	$52.80
Forfeited	(3,415)	48.80
Vested	(4,480)	53.76
Outstanding, June 30, 2026	7,272	$53.81

Stock-based compensation expense related to RSUs was classified as follows for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development	$823	$1,111	$2,507	$321,215
General and administrative	(8,334)	45,742	25,000	262,684
	$(7,511)	$46,853	$27,507	$583,899

United Dogecoin 2026 Stock Option Plan

On April 29, 2026, the United Dogecoin Board of Directors and its then stockholders approved the United Dogecoin, Inc. 2026 Stock Option Plan (the “UD Plan”) and authorized grants of stock options. Under the UD Plan, a total of 444,799 shares of common stock were reserved for issuance. Pursuant to the Merger Agreement (see Note 7), all outstanding stock options granted under the UD Plan, totaling 444,799, were converted into Shuttle stock options. The stock options generally vest over a two-year period, with 25% of the award vesting every six months.

The following weighted-average assumptions were used in estimating the grant-date fair value of stock options granted during the six months ended June 30, 2026:

Dividend Yield	0%
Expected Life (Years)	5.63 Years
Risk-free rate of interest for expected life	3.97%
Volatility	113%
Stock Price	$7.80
Strike Price	$7.350

The following table summarizes stock option activity for the six months ended June 30, 2026:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2025	-	-
Granted	444,799	7.35
Outstanding at June 30, 2026	444,799	7.35	9.8
Exercisable at June 30, 2026	-	-	-

The Company accounts for the cost associated with the options issued to contractors and non-employees of United Dogecoin as stock options issued to non-employees (of a non-consolidated entity) and as an addition to its cost basis investment in United Dogecoin because the options were issued pursuant to the preexisting Merger Agreement. During the three and six months ended June 30, 2026, the Company recognized $244,087 related to the replacement options, which was recorded as an increase to the Investment in United Dogecoin on the consolidated balance sheets.

Note 9 – Derivative Liabilities

Fair Value Assumptions Used in Accounting for Derivative Liabilities

ASC 815 requires the Company to assess the fair market value of derivative liabilities at the end of each reporting period and recognize any change in the fair market value as other income or expense.

In January 2023, in connection with the issuance of a certain Convertible Note (the “Alto Convertible Note”), the Company issued warrants (the “Alto Warrants”) to purchase 510 shares of common stock, with an exercise price of $33.80 per share valued at inception at $1.1 million and as of June 30, 2026, at less than $0.1 million. The Company determined that the derivative liabilities from the Alto Warrants issued in relation to the Alto Convertible Note did not qualify for classification as equity instruments due to the existence of certain net cash settlement provisions that are not within the sole control of the Company. In addition, there are certain down round provisions that could reduce the exercise price if the Company issues securities at lower prices in the future.

In October 2024, in connection with the October 2024 Equity Financing, the Company issued warrants to purchase 11,803 shares of common stock, with an exercise price of $350.00 per share, valued at inception at $0.2 million and as of June 30, 2026, at less than $0.1 million. The Company determined that the derivative liabilities from the warrants issued in relation to the October 2024 Equity Financing did not qualify for classification as equity instruments as they did not meet the requirements to be considered indexed to the Company’s own stock, due to potential variability in the settlement amount upon a fundamental transaction, as defined.

In May 2026, in connection with the PIPE Financing, the Company issued May 2026 PIPE Warrants to purchase 927,185 shares of common stock, with an exercise price of $10.30 per share, valued at inception at approximately $61 thousand and at June 30, 2026, at approximately $35 thousand. The Company determined that the May 2026 PIPE Warrants did not qualify for equity classification as they were not considered indexed to the Company’s own stock due to adjustment features that introduce variables that are not inputs to the fair value of a fixed-for-fixed option on equity shares.

As of June 30, 2026, the Company utilized a Black-Scholes Model to calculate the fair value of the May 2026 PIPE Warrants, the Alto Warrants and the October 2024 Equity Financing Warrants. The key inputs for the Black-Scholes Model as of June 30, 2026, were as follows:

Stock price on valuation date	$0.044* -3.25
Exercise price per share	$33.80-$350.00
Term (years)	0.53-3.34
Volatility	100%-155%
Risk-free rate	4.01%-4.10%
Dividend yield	—%

*	The valuation of the May 2026 PIPE Warrants utilizes a fully diluted stock price which assumes full conversion of all new instruments.

The following table summarizes the changes in the derivative liabilities:

Warrants
Balance - December 31, 2024	$25,281
Loss on change in fair value	74,406
Balance - December 31, 2025	99,687
Issuance of May 2026 PIPE Warrants	61,113
Gain on change in fair value	(125,049)
Balance - June 30, 2026	$35,751

Note 10 – Commitments and Contingencies

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

In January 2025, the Company entered into a change order to its existing agreement with Theradex Systems, Inc., the Company’s primary third-party CRO, for purposes of supporting the Company’s clinical trials of Ropidoxuridine. Following the change order, the Company’s total cost limit increased by $3.0 million, for an aggregate of $5.3 million. On October 15, 2025, the Company received a letter from Theradex Systems, Inc., providing written notice of termination of the master agreement, dated November 1, 2018 (the “Master Agreement”), between the Company and Theradex, and all work orders thereunder, and demanding immediate payment of all outstanding amounts owed thereunder in the aggregate amount of $1.1 million. Pursuant to the notice of termination, on November 20, 2025, the Company entered into a release and settlement agreement (the “Settlement Agreement”) with Theradex, pursuant to which the Company paid a partial payment of $0.3 million to Theradex as full and final payment of any and all claims relating to the debt or obligation previously owed by the Company to Theradex, totaling approximately $0.6 million (the “Outstanding Liabilities”) and in consideration of such payment, each party released, acquitted and discharged each other from all claims arising from the Outstanding Liabilities and Theradex properly wound down operations in a manner compliant with the Food and Drug Administration. After the payments pursuant to the Settlement Agreement, the Company still owes amounts, under five separate research site agreements between the Company and various hospitals, as disclosed in the Settlement Agreement. As part of the Company’s wind down of its Clinical Trials, the Company has incurred expenses that qualify as exit and disposal costs under U.S. GAAP. These include right of use asset impairment charges, accelerated expense recognition of share-based payments, and contract termination costs. Costs associated with the wind down of the Clinical Trials are recorded within research and development expenses in the consolidated financial statement of operations. The Company currently estimates wind down costs associated with Theradex contract termination to be approximately $0.8 million and is recorded within accounts payable and accrued expenses on the consolidated balance sheets as of December 31, 2025 and June 30, 2026, and within research and development expenses on the consolidated statements of operations for the year ended December 31, 2025.

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

On September 15, 2025, the Company, entered into another consulting agreement with IR Agency LLC (“IR Agency”) to continue the services contracted for in April 2025. As consideration for the performance of the services, the Company paid IR Agency $1.5 million. The term of the consulting agreement was for two months. For the year ended December 31, 2025, the Company incurred $3.5 million of costs under the two consulting agreements with IR Agency.

On March 19, 2026, the Company entered into a consulting agreement with the IR Agency. Pursuant to the consulting agreement, IR Agency agreed to provide certain marketing and advertising services to communicate information about the Company to the financial community, including, but not limited to, creating company profiles, media distribution and building a digital community with respect to the Company. As consideration for the performance of the services, the Company paid $1.3 million to IR Agency. The term of the consulting agreement was three months starting on March 19, 2026. During the six months ended June 30, 2026, the $1.3 million was expensed as general and administrative expenses.

The Company may, from time to time, be involved in various legal proceedings relating to claims arising in the ordinary course of its business. Neither the Company nor any of its consolidated subsidiaries is a party to any such legal proceeding the outcome of which, individually or in the aggregate, is expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Note 11 – Business Segment Information

The Company and its consolidated subsidiaries operate as one operating segment with a focus on the development of novel drug therapies, including cancer therapies, extending new applications of radiation therapy, and other drug development, including through the use of the Molecule.ai platform by the Company as well as licensing the right to use Molecule.ai to others. The CEO, as our chief operating decision maker (CODM), manages and allocates resources to the operations of the Company on a consolidated basis, considering primarily research and development expenditures, investment in the continued development of the Molecule.ai platform cash burn and net loss. This enables the CEO to assess our overall level of available resources and determine how best to deploy these resources across projects in line with the longer-term Company-wide strategic goals. During the year ended December 31, 2025, the Company appointed an Interim CEO, subsequently appointed as Co-CEO, who assumed the role of CODM. This appointment did not result in any immediate changes to the reporting metrics that the CODM uses to manage and allocate resources to the operations of the Company. Our former CEO continued to chair the Company’s Board of Directors and serve in a corporate role as Chief Scientific Officer until his retirement on May 9, 2025.

The accounting policies of our reportable segment are the same as those described in the “Summary of Significant Accounting Policies” for the Company. All costs, research and development expenses, general and administrative expenses, other operating expenses, interest expense, depreciation, corporate overhead assets (workforce, intellectual property, etc.) are fully allocated to the Company’s one segment. Significant segment expenses include payroll and costs incurred for the Company’s primary third-party contract research organization (“CRO”). The contract with the Company’s primary CRO was terminated during the year ended December 31, 2025 following the discontinuation of the clinical trial of Ropidoxuridine (see Note 10). During the three and six months ended June 30, 2026, the Company incurred no third-party CRO expenses, reflecting the termination of the Company’s primary CRO arrangement following the discontinuation of the Ropidoxuridine clinical trial in 2025. During the three and six months ended June 30, 2025, the Company incurred third-party CRO expenses of $0.6 million and $1.5 million, respectively, all of which are classified in our unaudited condensed consolidated statements of operations as research and development.

During the three and six months ended June 30, 2026 and 2025, the Company incurred payroll expenses classified in our unaudited condensed consolidated statements of operations as research and development of $0 and $0.2 million, respectively, for the three-month periods and $0.1 million and $0.4 million, respectively, for the six-month periods. During the three and six months ended June 30, 2026 and 2025, the Company incurred payroll expenses classified in our unaudited condensed consolidated statements of operations as general and administrative of $0.2 million and $0.1 million, respectively, for the three-month periods and $0.5 million and $0.3 million, respectively, for the six month periods.

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

Note 12 – Subsequent Events

On August 31, 2026, the Company and United Dogecoin entered into a First Amendment to Merger Agreement (the “Amendment”). The Amendment amends the definition of the Milestone Event by reducing the number of Mining Rigs (as defined in the Merger Agreement) from 2,000 to 500. No other terms of the Merger Agreement were amended or modified by the Amendment, and only the threshold for satisfying the Milestone Event has been amended and not the maximum number of 2026 Pre-Funded Warrants (or shares of common stock underlying such warrants) that would be issuable or issued as a result of satisfying the Milestone Event.

On September 9, 2026, the Company had its Special Meeting of Stockholders (the “Special Meeting”), at which the Company’s stockholders approved (a) the issuance of the Company’s shares of Common Stock and 2026 Pre-Funded Warrants in connection with the transactions contemplated by the Merger Agreement and the Second Amendment, including shares issuable upon conversion of shares of Series B-1 Convertible Preferred Stock and upon the exercise of the 2026 Pre-Funded Warrants, (b) the issuance of the Company’s shares of Common Stock and 2026 Pre-Funded Warrants in connection with the transactions contemplated by the Securities Purchase Agreement, including shares issuable upon conversion of shares of Series B-2 Preferred Stock, upon exercise of common stock purchase warrants and upon exercise of the 2026 Pre-Funded Warrants, (c) an amendment to the Company’s 2018 Equity Incentive Plan to increase the number of shares of Common Stock authorized for issuance thereunder to 8,800,000 and (d) an amendment to the Company’s Certificate of Incorporation to change the name of the Company to United Compute Inc.

As a result of the Special Meeting, as of September 14, 2026, the Company issued (a) an aggregate of 2,869,595 shares of Common Stock upon the conversion of the Series B-1 Preferred Stock, (b) an aggregate of 867,887 shares of Common Stock upon the conversion of the Series B-2 Preferred Stock, (c) an aggregate of approximately 927,185 common stock purchase warrants and (d) an aggregate of 9,741,751 pre-funded warrants. The Company also amended its 2018 Equity Incentive Plan to increase the number of shares of Common Stock authorized for issuance thereunder to 8,800,000.

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

Overview

On November 21, 2025, we acquired substantially all of the assets of Molecule.ai, a pharmaceutical software company building an artificial intelligence driven platform for molecular discovery and early-stage drug development, were acquired by a wholly owned subsidiary of ours. By combining modern AI techniques with structured scientific workflows, the Molecule.ai platform helps researchers explore the chemical space more efficiently, evaluate molecular ideas with greater clarity and make more informed decisions during the earliest stages of drug development. The platform is engineered to accelerate the iteration cycles that characterize modern drug discovery while preserving scientific reproducibility, traceability and operational reliability. Molecule.ai adapts state-of-the-art AI algorithms to create a practical, domain-specific AI infrastructure layer for molecular research and development. We will seek to leverage Molecule.ai’s molecular modeling and predictive analytics platform to significantly augment our drug discovery and development business purpose. In tandem with the Molecule.ai asset acquisition, on November 20, 2025, we committed to a plan to wind-down the Clinical Trials of Ropidoxuridine.

On March 9, 2026, we completed an underwritten public offering consisting of 223,880 shares of common stock and 476,120 pre-funded warrants, resulting in gross proceeds of approximately $3.5 million and net proceeds of approximately $3.2 million after underwriting discounts, commissions and estimated offering expenses. We used a portion of the proceeds to support marketing efforts and intend to use the remaining proceeds for working capital and general corporate purposes.

On May 6, 2026, we completed a PIPE Financing consisting of 1,910 shares of Series B-2 Convertible Preferred Stock and common stock purchase warrants exercisable for up to 927,185 shares of our common stock. The PIPE Financing generated gross proceeds of approximately $9.6 million and net proceeds of approximately $8.4 million after deducting placement agent fees, legal costs and other transaction costs. Subject to stockholder approval and the achievement of specified milestone events, investors may become entitled to receive pre-funded warrants exercisable for up to approximately 3,148,619 shares of our common stock. We are using the proceeds primarily to support digital asset and AI infrastructure initiatives through our United Dogecoin, Inc. subsidiary, with the remainder available for working capital and general corporate purposes.

Also on May 6, 2026, we completed the concurrent merger by and among the Company, Shuttle Merger Sub, Inc. and United Dogecoin, pursuant to the merger agreement entered into on April 30, 2026. Upon the closing of the merger, Shuttle Merger Sub, Inc. merged with and into United Dogecoin, with United Dogecoin surviving the Merger. As a result of the merger, United Dogecoin became a direct wholly-owned subsidiary of the Company (however, we do not have a controlling interest in United Dogecoin, as discussed further in Note 7 to the accompanying consolidated financial statements).

United Dogecoin was founded as a Dogecoin mining company built on three foundational advantages: scale, preferential access to best-in-class equipment, and an industry leading management team. Its mission was to establish and maintain category leadership in the Dogecoin sector through high-efficiency, low-cost mining operations and strategic coin accumulation, combining operational excellence, consistency and expert execution to build a robust reserve. Since the acquisition, UD has sought to become a start-up digital infrastructure company focused on the development, ownership, and operation of large-scale computing infrastructure supporting blockchain networks, AI, and high-performance computing (“HPC”) workloads. Our United Dogecoin subsidiary is currently seeking to build an energy-first digital infrastructure platform designed to deploy computing capacity across multiple end markets as demand evolves, with a strategy to identify, acquire, develop, and operate energy infrastructure capable of supporting large-scale computing operations. It is seeking opportunities where long-term access to reliable, low-cost power can provide a sustainable competitive advantage.

Initially, United Dogecoin intends to deploy infrastructure supporting Dogecoin mining while designing its facilities to accommodate AI, HPC, cloud computing, and other computational workloads over time. This flexible approach is expected to allow management to allocate computing capacity based on market demand and expected returns. To date, United Dogecoin has purchased 500 rigs and has initiated a co-location agreement for these units. United Dogecoin continues to evaluate strategic acquisitions, infrastructure development opportunities, commercial partnerships, and financing transactions intended to expand its digital infrastructure platform.

Nasdaq Listing Compliance

On December 31, 2024, we received a letter from the Staff of the Nasdaq Stock Market stating that for the 30 consecutive business day period between November 15, 2024 to December 30, 2024 our common stock had failed to maintain a minimum closing bid price of $1.00 per share, as required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2). Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), we had a period of 180 calendar days, or until June 30, 2025, to regain compliance with the Minimum Bid Price Requirement.

Following our March 2025 $5.75 million equity financing, on March 14, 2025, Nasdaq acknowledged that we had regained compliance with the Listing Rule 5550(b)(1) but indicated that if we failed to evidence compliance upon filing the March 31, 2025 Form 10-Q, we may have been subject to delisting. We evidenced compliance through maintaining a minimum closing bid price of our common stock of $1.00 per share or greater from June 16, 2025 to July 1, 2025. Accordingly, we regained compliance with the Minimum Bid Price Requirement.

On June 16, 2025, in order to maintain the Minimum Bid Price Requirement, we effectuated a 1-for-25 reverse stock split of our issued and outstanding common stock, rounding up to account for any fractional shares. The reverse stock split had no effect on our authorized shares of common stock or preferred stock and the par value remained unchanged at $0.00001, respectively. All common stock share, option, warrant and per share amounts (except our authorized but unissued shares and previously reserved shares) have been retroactively adjusted in these consolidated financial statements and related disclosures.

On July 2, 2025, we received notification from Nasdaq acknowledging that we maintained the requisite minimum closing bid price of our common stock of $1.00 per share or greater. Accordingly, we regained compliance with Listing Rule 5550(a)(2), and the matter was closed.

We reported stockholders’ equity of $1,394,161 in our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2025, and, as a result, were not in compliance with Nasdaq Listing Rule 5550(b)(1), which requires companies listed on Nasdaq to maintain a minimum of $2,500,000 in stockholders’ equity for continued listing (the “Stockholders’ Equity Requirement”). We believe as of November 17, 2025, we regained compliance with the Stockholders’ Equity Requirement based upon our private placement consummated on November 4, 2025, pursuant to which we raised aggregate gross proceeds of approximately $2.5 million, before deducting placement agent fees and offering expenses payable by us.

For the year ended December 31, 2025, we reported stockholders’ equity of $2,254,446, and, as a result, were not in compliance with the Stockholders’ Equity Requirement. As of March 31, 2026, we regained compliance with the Stockholders’ Equity Requirement based upon our underwritten public offering of 223,880 shares of common stock at a public offering price of $5.00 per share, resulting in gross proceeds of $3,500,000 and net proceeds of approximately $3,100,000 after deducting underwriting discounts, commissions, and estimated offering expenses of $396,000. The offering included 476,120 pre-funded warrants at a price of $5.00 per warrant, each exercisable for one share of common stock at a nominal exercise price of $0.001 per share.

On June 11, 2026, we effectuated a 1-for-10 reverse stock split of our issued and outstanding common stock, rounding up to account for any fractional shares. The reverse stock split had no effect on our authorized shares of common stock or preferred stock and the par value remained unchanged at $0.00001, respectively. All common stock share, option, warrant and per share amounts (except our authorized but unissued shares and previously reserved shares) have been retroactively adjusted in these consolidated financial statements and related disclosures.

Results of Operations

Comparison of the three months ended June 30, 2026 and 2025

The following table summarizes the results of our operations:

	Three Months Ended June 30,
	2026	2025	Change	%

Revenue	$—	$—	$—	—

Operating expenses
Research and development	55,661	1,025,547	(969,886)	(95)%
General and administrative	1,984,907	2,346,323	(361,416)	(15)%
Legal and professional	1,908,967	538,536	1,370,431	254%
Total operating expenses	3,949,535	3,910,406	39,129	1%

Net loss from operations	(3,949,535)	(3,910,406)	(39,129)	-1%

Other income (expense):
Interest expense - related parties	—	(2,614)	2,614	(100)%
Interest expense	—	(19,129)	19,129	(100)%
Interest income	90	81	9	11%
Change in fair value of derivative liabilities	48,785	11,673	37,112	318%
Change in fair value of convertible notes	—	213,930	(213,930)	100%
Gain on extinguishment of debt	755,121	—	755,121	100%
Total other income (expense)	803,996	203,941	600,055	294%

Net loss	$(3,145,539)	$(3,706,465)	$560,926	-15%

Research and Development. Total research and development (“R&D”) expense was $0.1 million for the three months ended June 30, 2026, as compared to $1.0 million to the three months ended June 30, 2025. The decrease in total R&D expense of $1.0 million, or 95%, is primarily related to a $0.7 million decrease in subcontractor expenses and $0.3 million decrease in R&D compensation related expenses. Subcontractor expense made up 70% of total R&D expenses in the three months ended June 30, 2026 and 71% of total R&D expenses during the three months ended June 30, 2025. R&D compensation related expenses were an insignificant amount in the three months ended June 30, 2026 as compared to $0.3 million in the three months ended June 30, 2025. The decrease is largely attributable to the lower employee headcount year over year and retirement of our CSO.

General and Administrative Expenses. General and administrative expenses in the three months ended June 30, 2026 decreased by $0.3 million, or 15%, from $2.3 million in the three months ended June 30, 2025 to $2.0 million in the three months ended June 30, 2026. The decrease in general and administrative expenses was primarily due to a $1.0 million decrease in advertising costs associated with investor relations, reflecting a one-time engagement fee paid to an investor relations agency during the three months ended June 30, 2025 that did not recur in the current-year period. The decrease was partially offset by a $0.7 million increase in amortization expense for developed technology, associated with the Molecule.ai intangible asset acquired in November 2025, which had no comparable amortization expense during the three months ended June 30, 2025.

Legal and Professional Expenses. During the three months ended June 30, 2026, legal and professional expenses increased by $1.4 million or 254% compared to the same period in 2025. The increase in legal and professional fees was primarily attributable to legal, accounting, valuation and regulatory compliance activities related to the merger with United Dogecoin during the three months ended June 30, 2026.

Other Income (Expense). During the three months ended June 30, 2026, other income increased by $0.8 million or 294% compared to other expense of the same period in 2025. The increase was primarily driven by a $0.8 million increase in gain on extinguishment of debt, partially offset by a $0.2 million decrease in change in fair value of convertible notes.

Comparison of the six months ended June 30, 2026 and 2025

	Six Months Ended June 30,
	2026	2025	Change	%

Revenue	$—	$—	$—	—

Operating expenses
Research and development	322,901	2,599,475	(2,276,574)	(88)%
General and administrative	3,145,463	2,943,209	202,254	7%
Legal and professional	2,697,993	1,318,963	1,379,030	105%
Total operating expenses	6,166,357	6,861,647	(695,290)	(10)%

Net loss from operations	(6,166,357)	(6,861,647)	695,290	(10)%

Other income (expense):
Interest expense - related parties	—	(8,009)	8,009	(100)%
Interest expense	(12,122)	(25,664)	13,542	(53)%
Interest income	299	81	218	269%
Change in fair value of derivative liabilities	125,049	14,316	110,733	773%
Change in fair value of convertible notes	—	121,451	(121,451)	(100)%
Gain on extinguishment of debt	755,121	—	755,121	N/A
Total other income (expense)	868,347	102,175	766,172	750%

Net loss	$(5,298,010)	$(6,759,472)	$1,461,462	22%

Research and Development. Total R&D expense was $0.3 million for the six months ended June 30, 2026, as compared to $2.6 million to the six months ended June 30, 2025. The decrease in total R&D expense of $2.3 million or 88%, is primarily related to a $1.5 million decrease in subcontractor expenses and $0.8 million decrease in R&D compensation related. Subcontractor expense made up 42.14% of total R&D expenses in the six months ended June 30, 2026 and 63% of total R&D expenses during the six months ended June 30, 2025. R&D compensation related expenses were an insignificant amount in the six months ended June 30, 2026 as compared to $0.9 million in the six months ended June 30, 2025. For the six months ended June 30, 2026, R&D compensation related expenses were 20% as a percent of total R&D expense, representing a decrease from the 34% of total R&D incurred in the six months ended June 30, 2025. The decrease is largely attributable to the lower employee headcount year over year and retirement of our CSO.

General and Administrative Expenses. General and administrative expenses in the six months ended June 30, 2026 increased by $0.2 million, or 7%, from 2.9 million in the six months ended June 30, 2025 to $3.1 million in the six months ended June 30, 2026. The increase in general and administrative expenses was primarily due to costs associated with investor relations of $0.5 million and amortization expense for developed technology of $1.3 million for the six months ended June 30, 2026.

Legal and Professional Expenses. During the six months ended June 30, 2026, legal and professional expenses increased by $1.4 million or 105% compared to the same period in 2025. The increase in legal and professional fees was primarily attributable to legal, accounting, valuation and regulatory compliance activities in connection with the Company’s May 2026 PIPE Financing, the United Dogecoin acquisition, and the Second Amendment to our Molecule.ai APA, during the six months ended June 30, 2026.

Other Income (Expense). During the six months ended June 30, 2026, other income increased by $0.8 million or 750% compared to other expense of the same period in 2025. The increase was primarily driven by a $0.8 million increase in gain on extinguishment of debt and a $0.1 million increase in change in fair value of derivative liabilities, partially offset by a $0.1 million decrease in change in fair value of convertible notes.

Liquidity and Capital Resources

Our unaudited condensed consolidated financial statements are prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. We have incurred losses since inception and had a net loss of $5.3 million and no revenues generated during the six months ended June 30, 2026 and working capital deficit of approximately $3.1 million as of June 30, 2026. We do not expect to generate positive cash flows from operating activities in the near future.

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

In March 2025, we entered into a consulting services agreement (the “Bowery Consulting Agreement”) with Bowery Consulting Group Inc. (the “Consultant”). According to the Bowery Consulting Agreement, the Consultant will provide consulting services in connection with our business, advising on viability of plans for scaling activities, growth and capital raising strategies and cost minimization associated with technological platform improvements and marketing spend. We agreed to pay the Consultant $0.3 million for their services, which we are not obligated to pay until we regain full Nasdaq listing requirement. We received notice from Nasdaq on July 2, 2025 that we had regained compliance with the listing requirement and have since paid the fee.

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

In October 2025, the October 2024 Convertible Bridge Notes mandatorily converted into 11,761 shares of common stock due to reaching maturity. The Convertible Bridge Notes converted at a share price of $63.8, which is the conversion price with a 15% discount per the Convertible Bridge Notes’ terms. See Note 5 for more information.

On November 20, 2025, the Company entered into an asset purchase agreement to acquire Molecule.ai. The total purchase consideration was $10,117,304. For the year ended December 31, 2025, the Company made a $3,000,000 cash payment and issued 32,050 shares of common stock with a fair value of $564,073. As of December 31, 2025, the Company had contingent consideration payable and consideration payable of $2,000,000 and $4,435,927, respectively, related to the Molecule.ai acquisition. See Footnote 6 to the unaudited condensed consolidated financial statements included earlier in this Quarterly Report on Form 10-Q.

On March 19, 2026, the Company entered into a consulting agreement with IR Agency LLC. Pursuant to the consulting agreement, IR Agency agreed to provide certain marketing and advertising services to communicate information about the Company to the financial community, including, but not limited to, creating company profiles, media distribution and building a digital community with respect to the Company. As consideration for the performance of the services, the Company paid $1.3 million to IR Agency. The term of the consulting agreement was three months starting on March 19, 2026. For the six months ended June 30, 2026, the Company incurred $1.3 million of costs under the consulting agreement.

Our ability to continue as a going concern is dependent upon our ability to successfully raise additional equity or debt financing to fund ongoing operations, commercialize and further develop the Molecule.ai platform, develop and expand United Dogecoin’s digital asset infrastructure operations and other business strategies, and generate sufficient revenues and cash flows from our business activities. The Company and UD are currently negotiating a data center land deal and exploring other acquisition opportunities. Building on this anticipated transaction, management plans to undertake a significant capital raise in the near term, targeting between $120 million and $150 million. This financing will leverage the Company and UD’s existing sector network, investment bankers, and established industry relationships. The successful completion of the acquisition or any other acquisition, or such financing, however, cannot be guaranteed. These conditions raise substantial doubt about our ability to continue as a going concern within one year after the date that the consolidated financial statements contained in this report are issued.

Recent Financings

On March 9, 2026, the Company closed an underwritten public offering of 223,880 shares of our common stock at a public offering price of $5.00 per share, resulting in gross proceeds of $3.5 million and net proceeds of approximately $3.2 million after deducting underwriting discounts, commissions, and estimated offering expenses of $0.3 million. The offering included 476,120 pre-funded warrants at a price of $5.00 per warrant, each exercisable for one share of common stock at a nominal exercise price of $0.001 per share. The Company used $1.25 million of the net proceeds from this offering for marketing efforts and the remainder will be used for working capital and general corporate purposes.

In May 2026, the Company closed the PIPE Financing consisting of (i) 1,910 shares of Series B-2 Preferred Stock and (ii) common stock purchase warrants exercisable for up to 927,185 shares of the Company’s common stock at an exercise price of $10.30 per share. In addition, subject to stockholder approval and the achievement of specified milestone events, investors may receive the 2026 Pre-Funded Warrants exercisable for up to approximately 3,148,619 shares of the Company’s common stock. The PIPE Financing resulted in gross proceeds of $9.6 million and net proceeds of approximately $8.4 million after deducting placement agent fees, legal costs, and other transaction costs of approximately $1.2 million. The Company is using the proceeds for digital asset and AI infrastructure initiatives through our United Dogecoin, Inc. subsidiary and the remainder for working capital and general corporate purposes.

Balance Sheet Data

	June 30, 2026	December 31, 2025	Change	%
Current assets	$396,353	$502,911	$(106,558)	(21)%
Current liabilities	3,480,761	7,966,891	(4,486,130)	(56)%
Working capital (deficit)	$(3,084,408)	$(7,463,980)	$4,379,572	(59)%

As of June 30, 2026, total current assets were $0.4 million and total current liabilities were $3.5 million, resulting in a working capital deficit of $3.1 million. As of December 31, 2025, total current assets were $0.5 million and total current liabilities were $8.0 million, resulting in a working capital deficit of $7.5 million. The Company’s current assets as of June 30, 2026 are comprised of $0.1 million of cash and cash equivalents and $0.3 million of prepaid expenses and other current assets. The decrease in current liabilities from December 31, 2025 was primarily due to the extinguishment of the $4.4 million consideration payable pursuant to the Molecule.ai Second Amendment and the Company’s remittance of $1.8 million in contingent milestone payments following the achievement of the Technology Development Milestones under the Molecule.ai Asset Acquisition, partially offset by a $1.3 million increase in accounts payable and accrued expenses and the recognition of a $0.4 million payable due to United Dogecoin.

Cash Flows

	Six Months Ended June 30,
	2026	2025	Change	%
Cash used in operating activities	(2,984,949)	(5,881,979)	2,897,030	-49%
Cash used in investing activities	(5,468,642)	—	(5,468,642)	100%
Cash provided by financing activities	8,209,824	8,779,507	(569,683)	-6%
Cash and cash equivalents on hand	90,238	4,817,672	(4,727,434)	-98%

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

During the six months ended June 30, 2026, net cash used in operating activities of $3.0 million was primarily due to our net loss of $5.3 million, and change in fair value of derivative liabilities of $0.1 million, partially offset by depreciation and amortization of $1.3 million, and net change in operating assets and liabilities of $1.0 million.

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

Cash Flows from Investing Activities

During the six months ended June 30, 2026, net cash used in investing activities of 5.5 million was primarily attributable to $0.1 million of capitalized software purchases to support the Company’s operations, $3.6 million of installment payments related to the Molecule.ai asset acquisition, and $1.8 million of cash outflows for contingent consideration associated with the Molecule.ai asset acquisition.

During the six months ended June 30, 2025, the Company did not have investing activities.

Cash Flows from Financing Activities

For the six months ended June 30, 2026, cash flows provided by financing activities of $8.2 million was primarily attributable to $3.2 million of net proceeds from the issuance of common stock and pre-funded warrants in the Company’s March 2026 equity financing, net of placement agent costs, and $5.0 million of proceeds from the Company’s May 2026 PIPE Financing, net of issuance costs paid.

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

Our most critical accounting policies and estimates relate to the following:

●	Research and Development Expenses

●	Fair Value of Convertible Notes

●	Fair Value of Warrant to Purchase Common Stock

●	Fair Value of Derivative Financial Instruments

●	Fair Value of Contingent Pre-Funded Warrants

●	Useful Life of Molecule.ai Intangible Asset

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

Fair Value of Convertible Notes

As permitted under ASC 825, we elected the fair value option to account for our October 2024 Convertible Bridge Notes. In prior periods, the valuation of the October 2024 Convertible Bridge Notes utilized a Monte Carlo simulation model. Monte Carlo simulation models require the use of simulations that are weighted based on projected future stock prices, the volatility of a set of guideline companies and significant unobservable inputs including probabilities assigned to not achieving a successful capital raise and a registration of related securities. Each simulation is based on the range of inputs in a scenario with the mean of the output on each simulation calculated as an average.

The significant inputs and assumptions used to estimate the fair value also include: (i) the expected timing of conversion, (ii) the amount subject to equity conversion, (iii) the sum of the notes’ principal and unpaid accrued interest, (iv) expected volatility, (v) risk-free interest rate, (vi) the discount rate, (vii) volume-weighted-average price (“VWAP”), (viii) illiquidity discounts, and (ix) probabilities assigned.

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

For warrants with uncertain or more complex terms (such as variability in the warrant shares or exercise price), we may utilize more complex models to address such provisions, including Monte Carlo simulations or Black-Scholes Models. Monte Carlo simulation models require the use of simulations that are weighted based on projected future stock prices, the volatility of a set of guideline companies and significant unobservable inputs including probabilities assigned. Each simulation is based on the range of inputs in a scenario with the mean of the output on each simulation calculated as an average. Black-Scholes Models require specification of the current stock price, exercise price, expected term, expected volatility, a risk-free interest rate aligned with the expected term, and expected dividend yield.

The use of these valuation models requires the input of highly subjective assumptions. Any change to these inputs could produce significantly higher or lower fair value measurements.

Fair Value of Financial Instruments

We evaluate our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, such as the Acceleration Option in the Alto Warrants (as defined in Note 9 to the financial statements included earlier in this Quarterly Report on Form 10-Q). For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the unaudited condensed consolidated statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities are evaluated at the end of each reporting period.

For our derivative financial instruments classified as a liability, we use a Black-Scholes Model to value the derivative instruments at inception and on subsequent valuation dates. The model requires specification of the current stock price, exercise price, expected term, expected volatility, a risk-free interest rate aligned with the expected term, and expected dividend yield.

Fair Value of Contingent Pre-Funded Warrants

We issue certain equity instruments that contain contingent settlement, vesting, issuance or exercise provisions. The Company evaluates these instruments to determine the appropriate accounting classification under applicable accounting guidance and estimates the fair value of such instruments when required. When such instruments are required to be measured at fair value, the Company estimates the fair value using a probability-weighted approach that incorporates management’s assessment of the likelihood of satisfying the applicable contractual conditions.

Significant assumptions utilized in these valuations may include the Company’s stock price, expected timing of contingent events, the probability of satisfying specified performance or operational conditions, and the likelihood of obtaining any required approvals. The selection of assumptions requires significant management judgment and may materially affect the estimated fair value of the instruments.

Changes in the expected timing or probability of achieving contingent events, changes in the Company’s stock price, or changes in other valuation inputs could result in materially different fair value measurements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Exchange Act Rule 15d-15(e)) are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our Co-Chief Executive Officers and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of June 30, 2026, our management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Such evaluation was carried out under the supervision of one of our Co-Chief Executive Officers and our Chief Financial Officer. Based on this evaluation, management concluded that our disclosure controls and procedures were, and continue to be, ineffective as of June 30, 2026. Based on the foregoing, our management concluded that our internal controls over the following financial reporting areas to be material weaknesses:

●	Our written policies and procedures over accounting transaction processing and period end financial close and reporting are limited, which has resulted in ineffective oversight in the establishment of proper monitoring controls over accounting and financial reporting; in addition, we lacked sufficient review and segregation of duties for certain financial transactions, manual journal entries, and critical financial spreadsheets, such that a proper review had not been performed by someone other than preparer, and that process documentation is lacking for review and monitoring controls over accounting and financial reporting.

●	We identified findings related to overall information technology general controls (“ITGCs”) including issues with super-user access and segregation of duties for systems supporting the Company’s internal control processes and controls.

●	We identified deficiencies in our entity level controls specifically related to timely communication of material contracts and other communications for consideration in the Company’s accounting and financial reporting processes.

●	The Company did not maintain personnel with sufficient technical accounting and valuation expertise to identify, evaluate, and appropriately account for complex and non-routine transactions. Although management utilized third-party specialists, controls were not adequately designed or operating effectively to independently assess the reasonableness of the accounting conclusions and valuation analyses provided by those specialists, resulting in a reasonable possibility that material misstatements would not be prevented or detected on a timely basis.

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

Changes in Internal Control over Financial Reporting

Except for the remediation efforts described above, there has been no change in the Company’s internal control over financial reporting during the three months ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. Management will continue to monitor and evaluate the effectiveness of our internal controls and procedures over financial reporting on an ongoing basis and is committed to taking further action and implementing additional improvements as necessary.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

United Dogecoin Inc., an entity wholly owned by the Company, has been sued by a former consultant, One Eyed Jack Enterprises LLC (“OEJE”), in connection with OEJE’s alleged work with United Dogecoin’s acquisition by our company in a case captioned, One Eyed Jack Enterprises LLC v. United Doge Coin Inc., pending in the Supreme Court of the State of New York, New York County, Index No. 653395/2026. OEJE seeks approximately $250,000 and 2.99% of United Dogecoin Inc.’s common stock or the equivalent in convertible preferred stock. United Dogecoin has moved to dismiss the complaint and is awaiting a decision. Based on its initial assessment, United Dogecoin believes the allegations lack merit and intend to defend against them; however, the matter is in the early stages of litigation and United Dogecoin can express no opinion as to the likely outcome of this matter. Other than as described above, we are not party to, and our properties and assets are not the subject of, any material legal proceedings.

Item 1A. Risk Factors.

Included below, as risk factors that relate to United Dogecoin, a wholly owned entity, and operations.

Our United Dogecoin investee is an early-stage company with limited operating history.

The recently acquired United Dogecoin entity is an early-stage company which had no operations or material assets upon its acquisition and currently with a limited operating history. United Dogecoin has not generated revenue to date, only recently acquired its first assets, and no assurance can be made that United Dogecoin will achieve revenues or profitability in the near future, if ever. Accordingly, you should consider United Dogecoin’s business prospects in light of the costs, uncertainties, delays, and difficulties frequently encountered by companies in the early stages of development. Potential investors should carefully consider the risks and uncertainties that a company with limited operating history will face. Without limitation, potential investors should consider that United Dogecoin may be unable to:

●	Successfully implement to execute its business plan, or demonstrate that its business plan is sound;
●	Adjust to changing market conditions within the cryptocurrency market, particularly dogecoin;
●	Attract and retain an experienced management team; or
●	Raise sufficient funds to effectuate its business plan.

In addition, United Dogecoin expects to expand its planned business offerings from crypto mining and acquisition, to more broadly focus on the development, ownership, and operation of large-scale computing infrastructure supporting blockchain networks, artificial intelligence, and high-performance computing workloads. United Dogecoin is seeking to build an energy-first digital infrastructure platform designed to deploy computing capacity across multiple end markets as demand evolves. United Dogecoin can give no assurance that this expansion of its planned business model will be successful.

United Dogecoin has a limited operating history in the cryptocurrency mining space, and is subject to a number of risks and uncertainties which may affect its future viability.

As of the filing date of this Quarterly Report on Form 10-Q, United Dogecoin has yet to initiate any cryptocurrency mining operations. United Dogecoin purchased 500 dogecoin mining equipment rigs, with an expectation to purchase an additional 2,500 when funds permit. Additionally, among the risks and uncertainties applicable to United Dogecoin and its operations are:

●	United Dogecoin may not have the capital to fully support its planned acquisition of ElphaPex mining rigs;
●	United Dogecoin will rely upon a third-party to conduct most of its mining operations and will have limited ability to direct day-to-day mining operations;
●	There are a finite number of available mining rigs or cryptocurrency computers and United Dogecoin faces intense competition for these rigs/computers;
●	There is intense competition for computer chips, and supply chain delays or interruptions could impact the accessibility of chips used in mining operations;
●	Access to stable power supply and data center co-location arrangements, could result in integration delays and impact United Dogecoin’s commencement of mining operations;
●	Bans from governments such as China, together with pending legislation in Congress and other regulatory initiatives threaten the ability to use cryptocurrencies as a medium of exchange;
●	United Dogecoin may not be able to liquidate its holdings of dogecoin at its desired price if material declines in market prices occur, which could negatively impact United Dogecoin’s future financial condition;
●	United Dogecoin does not anticipate hedging the mining rate, market price, or sale of dogecoin; and
●	Historical performance of dogecoin is not indicative of its future price performance.

For all of these reasons, as well as competition among similar cryptocurrency (including dogecoin alternative “alt” coins), United Dogecoin’s cryptocurrency mining business may not be successful and you may lose all or some of your investment.

Failure of critical systems related to United Dogecoin’s operations and/or infrastructure could have a material adverse effect on its business, financial conditions, and results of operations.

The critical systems related to United Dogecoin’s operations and infrastructure are subject to failure. Failure of any of its colocation hosts’ critical systems, including disruptions beyond United Dogecoin’s control, involving systems such as their data centers, equipment or services, routers, switches, power transmission, cooling systems, or network connectivity, could result in disruption, delay, or relocation of United Dogecoin’s operations, impacting United Dogecoin’s business operations, harming its reputation, and/or reducing its revenue (or projected start of revenue-generating operations). The destruction or critical failure of any of the facilities in which United Dogecoin’s mining rigs or other equipment is hosted could result in significant delays for repairs.

Colocation host infrastructure is subject to the following potential disruptions:

●	Power loss or interruption;
●	Equipment failure;
●	Human error and accidents;
●	Theft, sabotage, and vandalism, including security breaches;
●	Maintenance oversight or inadequate servicing;
●	Network failures, including wired or wireless connections;
●	Service downtimes due to server maintenance, relocation, or replacement;
●	Security breaches;
●	Physical, electronic, and/or cybersecurity breaches;
●	Animal activity;
●	Natural disasters and extreme temperatures;
●	Water damage;
●	Public health crises, such as pandemics and epidemics; and
●	Military conflict, terrorism, or other geopolitical events.

The occurrence of one or more of these events may have a material adverse effect on United Dogecoin’s business, financial condition, and results of its operations. Additionally, critical system failures may expose United Dogecoin to potential legal liability.

United Dogecoin has not yet entered colocation agreements or finalized power supply agreements; however, impacts to such third-parties could materially reduce United Dogecoin’s anticipated 43,200 GH/s hash rate and anticipated revenues. As a result of United Dogecoin’s equipment being stored in a third-party location, United Dogecoin’s ability to prevent, detect, and address certain impacts or system failures may be limited to the on-site capabilities of the third-party facility. Impacts requiring relocation of United Dogecoin’s dogecoin mining rigs could be costly, reduce anticipated revenue, and be limited due to geographical, geopolitical, or financial constraints.

United Dogecoin’s business may be impacted or influenced by geopolitical, social, economic, and other events and circumstances in the world.

United Dogecoin’s business may be impacted or influenced by geopolitical, social, economic, and other events and circumstances in the world. These include natural disasters, public health crises including pandemics and epidemics, geopolitical tensions including sanctions or other government acts, interest rates, inflation, commodity pricing, legislation, regulations, foreign currency fluctuations, tariffs, fluctuations in capital markets, dogecoin popularity, alt coin competition, and other industry and financial trends. For example, colocation agreements require the availability of data centers with reliable access to power and water for operations. In the United States, several states have taken action to limit data center construction. These legislative and regulatory actions, which are largely outside of United Dogecoin’s influence, could adversely impact the availability of colocation facilities, increase demand for the same space, limit alternatives, and adversely affect United Dogecoin’s business, financial condition, and results of operations.

United Dogecoin faces competition and may not be able to compete against current and future competitors.

Cryptocurrency is a highly competitive and evolving market. At this time, United Dogecoin goal is to capture approximately 1.5% of the world’s dogecoin mining capacity. United Dogecoin anticipates competition to increase and intensify as existing and new competitors refine, improve, and expand their business operations. As United Dogecoin expects to expand in its existing market or enter new markets, it will compete against more companies operating both in the United States and globally, some of which may be more experienced, better resourced, or have greater capital access.

The rising demand for energy, fueled by the expansion of applications like dogecoin mining and other high-powered computing tasks, is increasingly outstripping available supply. Dogecoin mining, in particular, requires highly efficient operations and access to affordable, large-scale energy resources. In addition, high-performance computing workloads need advanced infrastructure with significantly greater capacity than traditional data centers offer. This growing gap is further challenged by ongoing supply chain issues and regulatory hurdles, which have led to longer wait times for essential equipment such as ASIC rigs, GPUs, generators, and transformers. Delays in connecting to the power grid have also created obstacles for expanding digital infrastructure. Within this rapidly changing environment, United Dogecoin finds itself in direct competition with cloud service providers, other digital infrastructure companies, and other cryptocurrency mining operations. The competitive dynamics differ depending on the aspect of our platform:

●	Power: United Dogecoin’s primary competition is for sites with reliable, high-capacity power and for colocation facilities that are already equipped with the necessary electrical infrastructure.
●	Hardware & Mining Rewards: United Dogecoin also competes for specialized mining hardware and for Scrypt-based rewards, which are critical to achieving efficient and profitable dogecoin mining operations.

United Dogecoin is subject to risk associated with its reliance on electrical power.

United Dogecoin’s operations require significant amounts of electrical power and its business, financial condition, and results of operations may be impact by the unavailability of electricity and price changes in the power market. Market prices for power, capacity, transmission, and other services tied to United Dogecoin’s anticipated colocation hosts are unpredictable and are subject to rapid changes. Electricity can only be stored on a very limited basis and typically is produced for immediate subsequent use. As a result, prices are subject to rapid price swings due to supply and demand, especially in in the day-ahead and spots markets in a deregulated energy grid where United Dogecoin anticipates its colocation hosts to be located. Additional impacts to available electricity and pricing include:

●	Changes in generation capacity within the market, including changes in the supply of electricity as a result of the development of new plants, expansion or reduction of existing plants, the continued operations of uneconomic power plants due to state subsidies, or additional or reduced transmission capacity;
●	Future or planned grid integration with other states’ electrical grids, diversifying transmission and sourcing;
●	Environmental legislation and regulations;
●	Electrical supply disruptions, including contracted outages, unintentional plant outages, and transmission outages;
●	Additions or removals of electrical infrastructure;
●	Fuel price volatility;
●	Fuel transportation capacity constraints or inefficiencies;
●	Development of new fuels, electricity production technologies, new transmission methodologies, and new electrical storage technologies;
●	Weather conditions, including extreme weather patterns and seasonal changes, which impact both renewable energy production, traditional power generation, and transmission;
●	Changes in law, including judicial decisions;
●	Changes in commodity pricing and the supply of commodities, including natural gas, oil, uranium, and coal;
●	Changes in power usage and demand;
●	Economic and political conditions;
●	Supply and demand for energy commodities;
●	Availability of critical electrical transmission components;
●	Availability of competitively priced alternative energy sources;
●	Availability of energy storage systems; and
●	Changes in capacity prices and capacity markets.

Fluctuations in power availability and pricing caused by various factors may affect the profitability of wholesale power generation and the anticipated costs for future operations. It is expected that power will be sourced through power purchase agreements through the ERCOT grid, which has previously experienced widespread outages and significant price volatility. The ERCOT grid poses a range of risks, including equipment failures, accidents, cybersecurity threats, disruptions of information technology systems, labor issues, outdated infrastructure, delivery and transportation challenges, interruptions in fuel supply, and performance shortfalls. These risks could potentially hinder efficient business operations and result in increased costs, expenses, or losses.

Additionally, there is no guarantee that power suppliers will provide service to future colocation partner facilities, or that, once power purchase agreements are established, suppliers will continue to deliver power over any period. Such agreements may be terminated, or colocation hosts may lose access to power under certain circumstances, and replacement power might not be available on commercially reasonable terms—or at all—especially given limited power availability and grid constraints in many markets. If colocation hosts are unable to secure or maintain adequate power arrangements, it could materially and adversely impact anticipated business operations, financial condition, and results. Furthermore, as expansion is considered, competition for locations with affordable power access may be significant.

United Dogecoin may be vulnerable to cybersecurity threats and breaches.

The risks associated with network and data security continue to grow in complexity and sophistication, while incidents such as security breaches, malware infections, ransomware, and hacking attempts remain a significant concern. Even with established protocols and preventive measures, our existing and future computer systems and servers are expected to be susceptible to a variety of cybersecurity threats, including denial-of-service attacks, unauthorized physical or digital access, theft or misuse by employees, and similar disruptions resulting from tampering. Because methods used to compromise security are constantly evolving and often only identified once an attack is underway, United Dogecoin may be unable to quickly recognize a breach, put protective actions in place promptly, or assess whether those actions can be bypassed.

Recent trends in cyber threats involve the use of artificial intelligence (AI) and machine learning, alongside a rise in cyber extortion and ransomware incidents, which feature both higher ransom demands and increasingly sophisticated approaches. Furthermore, the adoption of AI by United Dogecoin, United Dogecoin’s parent or its other subsidiaries, or third parties may introduce new security vulnerabilities. Should someone circumvent these networks or infrastructure securities, they could gain access to proprietary or sensitive information. Addressing these threats or resolving issues caused by cyber incidents may require substantial investment and resources. Any future breaches might expose United Dogecoin to greater risk of legal action, regulatory fines, loss of confidential information, reputational damage, and higher security expenses, all of which could negatively impact our business, financial health, and operational results.

Additionally, United Dogecoin’s cryptocurrency holdings are anticipated to be managed by a third-party qualified custodian rather than being kept in-house. This exposes United Dogecoin to risks related to the custodian’s operational practices, security measures, system reliability, and financial stability. If the custodian experiences a cybersecurity breach, operational failure, insolvency, or other disruption, United Dogecoin may face delays or loss—partial or complete—in accessing its digital assets, which could materially harm its business, financial standing, and operational results. Although the custodian employs cold-storage solutions and other security strategies to protect digital assets, no custodial system is completely immune to cyberattacks, internal errors, human mistakes, or emerging threats.

United Dogecoin may be subject to many hazards and operational risks that can disrupt our business, some of which may not be insured or fully covered by insurance.

Dogecoin mining operations, once initiated, are expected to face various hazards and operational risks inherent to this business, including:

●	general risks associated with business operations;
●	potential construction flaws or repair issues, as well as other forms of structural or facility damage;
●	operation of cryptocurrency mining equipment;
●	possible noncompliance or liabilities related to environmental, health, or safety laws, as well as permit requirements;
●	damage caused by natural or human-made disasters; and
●	claims from employees, contractors, or the public arising from exposure to potentially dangerous environments at or near anticipated operations.

Efforts to mitigate these risks may not always be effective or sufficient. Should any of these hazards or operational risks materialize, they could result in disruption of anticipated operations, legal liability, or litigation. Although it is expected that insurance coverage will be obtained and maintained at levels deemed appropriate, there can be no assurance that such coverage will be adequate or effective in all situations and against all potential hazards or liabilities. Even if insurance applies, there may be significant deductibles or coverage limits. Insurance policies typically carry standard exclusions, such as those for war or nuclear incidents. Any successful claim that is not fully insured could negatively impact the future dogecoin mining business, financial position, and anticipated results. Additionally, with rising insurance costs and evolving insurance markets, there is no guarantee that future coverage will remain available or be offered at rates or terms similar to those currently obtainable. Losses not covered by insurance could have a significant adverse effect on the expected dogecoin mining operations and financial condition.

Most of United Dogecoin’s infrastructure is anticipated to be located on collocated premises and the termination or higher renewal rate of our anticipated colocation contracts could have a material adverse effect on its business, financial conditions, and results of operations.

Since United Dogecoin expects to place its mining equipment in third-party colocation facilities, it faces additional risks should a colocation provider or one of its essential vendors encounter financial difficulties, insolvency, operational disruptions, or business interruptions. If a colocation provider becomes subject to bankruptcy or similar proceedings, issues could arise concerning access to United Dogecoin’s equipment, the prioritization of site operations, continued service provision, or enforcement of contractual rights. Such challenges could result in delayed, restricted, or prolonged inability to access hosted equipment. Even outside of bankruptcy, financial instability at a provider could lead to postponed maintenance, reduced staffing, weakened security measures, diminished operational redundancy, or increased pricing and more stringent contract terms. Any inability of the colocation provider to deliver services at expected performance levels, or any delay or limitation in accessing hosted equipment, could significantly and negatively affect United Dogecoin’s anticipated business activities, financial health, and operational outcomes.

United Dogecoin’s planned infrastructure will primarily rely on collocated premises, and there is no guarantee that colocation providers will consistently comply with contract terms, continue supporting United Dogecoin’s operations, or avoid terminating agreements despite intentions for long-term arrangements and renewal options. When initial contract terms expire, United Dogecoin may need to renegotiate terms with colocation providers. If new rates are less favorable than expected, United Dogecoin would need to adjust revenues to offset any increased costs. Failure to do so could negatively impact anticipated operating income. Furthermore, there is a possibility that contracts may not be renewed at all. The termination or unfavorable modification of these agreements could have a material adverse effect on United Dogecoin’s expected business, financial condition, and operational results.

United Dogecoin is subject to risks associated with an internet-dependent business.

United Dogecoin’s anticipated mining operations will rely on stable internet access at third-party colocation facilities where its equipment is planned to be hosted. Since United Dogecoin does not own or operate these centers or provide internet connectivity directly, it must depend on colocation partners and their network service providers for reliable service. There is no guarantee that these providers will consistently deliver adequate internet connectivity, nor can United Dogecoin be certain that connectivity, once established, will remain uninterrupted or free from disruptions, degradation, or termination. Should any substantial interruption, reduction, or loss of connectivity occur at one or more colocation sites, United Dogecoin may need to limit or halt its mining activities at those locations, potentially resulting in a significant negative impact on United Dogecoin’s expected business, financial condition, and operational outcomes.

United Dogecoin’s success depends on key personnel whose continued service is not guaranteed.

United Dogecoin’s success is closely tied to the contributions of Ryan Trasolini, who possesses extensive expertise in cryptocurrency, as well as strong industry reputations. He is critical to United Dogecoin’s planned business. If United Dogecoin were to lose Mr. Trasolini, it could significantly hinder its ability to pursue business and operational opportunities, as well as potentially damage United Dogecoin’s relationships with capital markets participants and other industry stakeholders. As competition within our sector intensifies, the risk increases that competitors may seek to recruit Mr. Trasolini. The departure of Mr. Trasolini could deprive us of his expertise and relationships, which may have a substantial negative impact on the United Dogecoin business operations, financial position, and overall results.

The continued growth and performance of United Dogecoin’s business depend on United Dogecoin’s ability to identify, recruit, develop, motivate, and retain top technical talent across all operational areas. The competition for qualified professionals in this industry is fierce, and there is no certainty that United Dogecoin will always be able to attract or retain the talent it needs. If United Dogecoin fails to secure and maintain a strong technical team, its business, financial health, and operating results could be materially and adversely affected.

United Dogecoin does not anticipate directly obtaining or holding material facility-level permits or approvals for its mining operations, as its equipment will be hosted at third-party colocation facilities. Our colocation providers will be responsible for obtaining, maintaining, and complying with permits, licenses, and approvals required to own and operate their data center facilities, including those related to zoning, construction, power usage, and environmental or energy regulation.

While United Dogecoin anticipates that colocation providers will be responsible for meeting all necessary permitting and licensing requirements, United Dogecoin’s future operations could be negatively impacted if these providers fail to secure, uphold, or comply with relevant permits or approvals—or if such authorizations are revoked, altered, delayed, or made subject to stricter regulations due to changes in law, policy, or regulatory interpretation. Any such issues could lead to the suspension, limitation, or discontinuation of activities at one or more sites where United Dogecoin’s equipment is expected to be hosted, potentially resulting in a material adverse effect on United Dogecoin’s prospective business, financial stability, and operational outcomes.

New offerings or business lines may expose United Dogecoin to additional risks.

United Dogecoin is a development stage entity with a limited management team and has only recently commenced operations. As United Dogecoin continues to build its business, ongoing development and anticipated growth are expected to place considerable strain on its management, operational, and financial infrastructure. To remain competitive within the Dogecoin mining sector, United Dogecoin may need to revise its business model or introduce new offerings or business lines periodically. Significant time and resources may be required to develop and market such offerings, and timelines for launching new business lines may not be met. Profitability goals may also prove unattainable. External factors—including regulatory compliance, industry competition, and evolving market demand—can further influence the successful rollout of new offerings. United Dogecoin’s personnel and technology systems may not adapt effectively to these changes, and integration of new business lines into existing operations may be challenging, especially given United Dogecoin’s lack of experience managing such initiatives. Competitive dynamics may prevent United Dogecoin from proceeding as planned or competing successfully. Even if United Dogecoin expands into new jurisdictions or business areas, such expansion may not yield expected profits. Additionally, introducing new offerings or business lines could significantly impact the effectiveness of United Dogecoin’s internal controls. If United Dogecoin does not effectively manage these risks during the development and implementation of new business lines, its business, financial condition, and operating results could be materially and adversely affected. Furthermore, United Dogecoin cannot guarantee that it will successfully identify all emerging trends and growth opportunities within Dogecoin mining or related markets, which may result in missed opportunities and further adverse effects on United Dogecoin’s business, financial condition, and operating results.

United Dogecoin may not respond adequately to price volatility and fast-evolving technology.

Dogecoin mining and related industries are highly competitive and require advanced technology for effective operations. These sectors are marked by swift technological advancements, regular product launches, improvements, and shifting industry standards. New technologies, methods, or products might emerge that outperform those expected to be utilized by United Dogecoin, and United Dogecoin will need to manage transitions to remain competitive. Although United Dogecoin is investing in hardware and technology for its facilities, it may not succeed—either generally or compared to competitors—in implementing new technology promptly or cost-effectively. System interruptions and failures may occur during such upgrades, and United Dogecoin cannot guarantee that anticipated benefits from new technology will be realized in a timely manner, if at all. As a result, United Dogecoin’s business, financial position, and operational results may be negatively affected.

Should United Dogecoin decide to pursue ownership or development of data center facilities in the future, constructing new data centers, expanding existing ones, or redeveloping facilities could introduce substantial risks to United Dogecoin’s dogecoin-focused business.

To support growth in targeted markets, United Dogecoin may need to expand an existing data center, lease new facilities, or acquire land for development. Global supply chain disruptions and inflation have exacerbated these risks and introduced new challenges. Key risks associated with data center development, expansion, or construction include:

●	delays in construction;
●	constraints related to power and the power grid;
●	limited availability and delays for data center or power equipment, including generators and switchgear;
●	unexpected budget fluctuations;
●	higher costs and delays in securing building materials, raw resources, and data center equipment;
●	challenges with labor availability, labor disputes, and work stoppages involving contractors, subcontractors, and other third parties;
●	unexpected environmental challenges and geological issues;
●	delays in securing permits and approvals from public agencies and utility companies for opening facilities; and
●	unexpected lack of access to power.

United Dogecoin may face rising construction costs due to increasing prices for labor and raw materials, supply chain challenges, and heightened demand. Delays, difficulties in finding replacement goods, persistent inflation, and other disruptions could significantly impact costs for current or planned projects. Selecting appropriate sites is critical to United Dogecoin’s expansion, but suitable properties with high-power capacity and fiber connectivity may be scarce. United Dogecoin anticipates ongoing limitations in power availability and grid constraints in many markets, as well as shortages of necessary equipment, which could lead to site selection difficulties, construction delays, or higher expenses.

Currently, United Dogecoin anticipates to operate within the United States and Canada, which could expose United Dogecoin to risks related to international business activities.

As United Dogecoin expands outside the United States to Canada and perhaps other foreign jurisdictions, it may become exposed to various risks typically associated with international operations, such as:

●	fluctuations in foreign currency exchange rates;
●	greater challenges in protecting intellectual property and trade secrets, including increased litigation expenses and uncertain outcomes in jurisdictions abroad;
●	greater exposure to disruptions affecting international third-party relationships, such as operational challenges, financial instability, insolvency, labor disputes, manufacturing issues, cost fluctuations, insurance concerns, natural disasters, public health crises, or other catastrophic events;
●	unexpected changes in laws, regulations, or government actions;
●	challenges in managing, staffing, and growing operations abroad;
●	social, economic, or political instability;
●	potential adverse impacts from modifications to tax or tariff regulations;
●	complications with transfer pricing for cross-border intercompany activities;
●	greater difficulty in ensuring adherence to United Dogecoin’s policies and the laws of numerous countries, including international environmental, health, and safety standards, and increasingly complex regulations governing global commerce such as import/export controls, sanctions, and trade regulations; and
●	increased vulnerability to cybersecurity threats in foreign markets that could adversely affect United Dogecoin’s business, financial standing, and results.

Should United Dogecoin undertake international operations in the future, it may incur substantial costs and these expenditures may not necessarily yield greater profitability. If United Dogecoin does not effectively manage these risks, its international activities could be negatively impacted, potentially harming its business, financial condition, and operating results.

If United Dogecoin fails to grow its hash rate, it may be unable to compete, and its business, financial condition, and results of operations could suffer.

Generally, a miner’s likelihood of solving a block on blockchain networks that utilize the Scrypt PoW consensus algorithm and earning the associated Dogecoin block reward and transaction fees depends on the miner’s hash rate, which is the amount of computing power dedicated to supporting these networks, compared to the total hash rate of all participating rigs.

As more participants join Scrypt Networks, the total network hash rate may rise, as additional companies deploy more computing resources to compete for block rewards. The introduction of new or more efficient mining equipment by competitors could increase network difficulty and decrease the share of rewards earned by any miner that does not expand its hash rate at a similar rate.

To remain competitive, United Dogecoin would need to continuously acquire and deploy additional mining equipment to replace machines lost to wear-and-tear or damage and to increase its hash rate in step with the growth of the aggregate network hash rate across Scrypt Networks. There is no assurance that United Dogecoin will have sufficient capital, access to equipment, or operational capacity to acquire and deploy new rigs at the scale or pace necessary to maintain or improve the profitability of future mining operations.

Additionally, predicting growth in network hash rate is highly challenging. Typically, increases in hash rate would be expected to correlate with rising Dogecoin prices, but this is not always the case. If hash rate increases without a corresponding rise in Dogecoin prices, United Dogecoin may not recover its investment in hardware and processing power needed to upgrade mining operations, and its results could suffer.

United Dogecoin may be unable to purchase rigs at scale or face delays or difficulty in obtaining new rigs at scale.

The profitability of United Dogecoin’s mining operations using the Scrypt PoW consensus algorithm would depend on whether the costs—including hardware and electricity—remain lower than the price of Dogecoin at the time of sale. As the cost to obtain new rigs increases, so does the cost of producing Dogecoin. Rigs experience wear-and-tear and may also face malfunctions beyond United Dogecoin’s control. Technology advancements may require United Dogecoin to acquire newer miner models to remain competitive. Upgrading and refreshing mining machines requires substantial capital investment, and United Dogecoin may face challenges in doing so promptly, depending on the price and availability of new rigs and access to capital resources.

United Dogecoin has observed periods where new rigs were scarce and delivery schedules delayed. There is no assurance that manufacturers will keep pace with surges in demand for mining equipment or fulfill orders fully and on time. Global supply chain issues or geopolitical matters may also impact manufacturers’ ability to deliver. If suppliers cannot meet demand, United Dogecoin may not be able to purchase rigs in sufficient quantities or on required delivery schedules. Advance deposits may be required, tying up capital for extended periods. If suppliers default, United Dogecoin may need to pursue recourse in international jurisdictions, which could be costly, time-consuming, and uncertain. There is no guarantee United Dogecoin would recover deposits paid, which could adversely affect its business, financial condition, and results of operations.

United Dogecoin may rely on third-party mining pool service providers for mining revenue payouts that may have a negative impact on its business, financial condition, and results of operations.

United Dogecoin would receive Dogecoin mining rewards through third-party mining pool operators. Mining pools allow rigs to combine processing power, increasing their chances of solving a block and getting paid. United Dogecoin would provide computing power to pools, which use it to operate nodes and validate blocks, then distribute United Dogecoin’s pro-rata share of Dogecoin mined based on contributed computing power.

Under mining pool agreements, United Dogecoin’s daily payout would be calculated based on hash rate contribution during the applicable period, after deducting pool fees. If pool operator systems experience downtime due to cyberattacks, software malfunctions, or similar issues, United Dogecoin’s ability to mine and receive rewards would be negatively affected. United Dogecoin depends on the accuracy of pool operators’ record keeping. If rewards are incorrectly calculated, United Dogecoin may have little recourse other than leaving the pool. Inconsistent or inaccurate rewards could adversely affect United Dogecoin’s business, financial condition, and results of operations.

The further development and acceptance of the Scrypt network and Dogecoin is subject to a variety of factors that are difficult to evaluate. The slowing or stopping of the development or acceptance of digital asset systems may adversely affect United Dogecoin’s business, financial condition, and results of operations.

The use of Dogecoin for transactions is part of a rapidly evolving industry based on cryptographic protocols. The growth of this industry and the use of Dogecoin is highly uncertain, and development or acceptance may slow or stop unpredictably. Other factors affecting development and acceptance include regulatory changes, consumer preferences, limitations on financial institutions, maintenance and development of network protocols, consolidation in mining pools, popularity of alternative methods of transactions, use of networks for smart contracts, general economic conditions, environmental restrictions, increases in transaction costs, and negative consumer sentiment. Any of these factors could negatively impact United Dogecoin’s business, financial condition, and results of operations, as well as the value of Dogecoin mined or held.

The development and acceptance of competing blockchain platforms or technologies may cause consumers to use alternative distributed ledgers or other alternatives.

The emergence of competing blockchain platforms or technologies may cause industry participants and consumers to abandon Scrypt networks. Since United Dogecoin would mine only dogecoin and lytecoin, it could face difficulty adapting to new blockchain alternatives, which could prevent realization of anticipated profits and materially affect its business, financial condition, and results of operations.

United Dogecoin’s operations, investment strategies, and profitability may be adversely affected by competition from other methods of investing in Dogecoin or other digital assets.

United Dogecoin would compete with other companies mining dogecoin, as well as other financial vehicles such as securities, derivatives, or funds linked to digital assets. Market conditions may make it more attractive to invest directly in dogecoin or in other vehicles, which could reduce the market for our shares, and limit liquidity. Regulatory scrutiny of financial vehicles linked to dogecoin could also affect United Dogecoin’s ability to pursue its strategy or operate, materially impacting its business, financial condition, results of operations, and the value of dogecoin mined or held.

The characteristics of Dogecoin have been, and may continue to be, exploited to facilitate illegal activity such as fraud, money laundering, tax evasion, and ransomware scams. Dogecoin exchanges are relatively new and largely unregulated, making them more susceptible to fraud and failure. Such circumstances may reduce the price of dogecoin and adversely affect United Dogecoin’s business, financial condition, and results of operations.

Dogecoin and its exchanges are new and mostly unregulated. Features such as rapid transactions, cross-jurisdictional activity, irreversible transactions, and anonymity make dogecoin susceptible to illegal uses. Many exchanges lack transparency about ownership, management, or compliance. Negative perception or instability among exchanges may reduce confidence in dogecoin, result in higher volatility, and adversely affect United Dogecoin’s business, financial condition, and results of operations.

While United Dogecoin would maintain policies designed to comply with anti-money laundering and sanctions laws, if it transacts with bad actors using dogecoin for illicit purposes, it may face regulatory proceedings or restrictions. Negative perception and instability in digital asset markets, or the closure of exchanges due to fraud or security breaches, may reduce confidence and increase volatility. If investors view United Dogecoin’s stock as linked to dogecoin holdings, negative sentiment could impact its stock price.

It may be illegal now, or in the future, to acquire, own, hold, sell, or use Dogecoin, participate in blockchains, or utilize similar digital assets in one or more countries.

Currently, digital assets such as dogecoin are lightly regulated in most countries, but some, such as China, have severely restricted their use, including bans on mining and transactions. In certain nations, it is illegal to accept dogecoin for payments or to deposit dogecoin in banks. Such restrictions may limit large-scale use of dogecoin and could materially affect United Dogecoin’s business, financial condition, and results of operations, and the value of dogecoin mined or held.

A failure to properly monitor and upgrade the Scrypt network’s protocol could damage that network and an investment in United Dogecoin’s securities.

Scrypt-based blockchain networks are open-source projects, and contributors are typically not compensated for maintaining or updating protocols. Lack of financial incentives or resources may reduce promptness in addressing issues. If contributors fail to adequately maintain Scrypt-based protocols, United Dogecoin’s business, prospects, operations, and the value of dogecoin mined or held could be materially affected.

There is a possibility of Scrypt mining algorithms transitioning to “proof of stake” validation, which could make United Dogecoin less competitive and adversely affect its business, financial condition, and results of operations.

“Proof of stake” is an alternative validation method for digital asset transactions. If the Scrypt network transitions from “proof of work” to “proof of stake,” mining would require less energy and could render United Dogecoin less competitive. If United Dogecoin’s rigs cannot be modified to accommodate protocol changes, its business, financial condition, and results of operations would be significantly affected.

If a malicious actor or botnet obtains control of a majority of the processing power active on the dogecoin network, the blockchain may be manipulated in a manner that adversely affects an investment in United Dogecoin.

If a malicious actor or botnet gains majority control over processing power on the dogecoin network, it may alter the blockchain by constructing fraudulent blocks or preventing transactions from completing. Such control could enable “double-spending” and block confirmation delays. If the network does not reject fraudulent blocks, reversing changes may not be possible.

If rigs cease operations, processing power on the dogecoin network would decrease, making it more vulnerable to malicious actors obtaining majority control. Mining pools may occasionally exceed the 50% threshold, posing a risk of centralization. Unless the ecosystem ensures greater decentralization, the risk of majority control increases, which could adversely impact United Dogecoin’s business, financial condition, and results of operations.

Weather events and manmade disasters may affect United Dogecoin’s business.

Severe weather events or disasters may cause physical damage, disrupt power, increase electricity costs, or interrupt services at United Dogecoin’s colocation sites or those of vendors. Business continuity plans may not be effective under all circumstances. Prolonged disruption could materially affect United Dogecoin’s business, financial condition, and results of operations.

Forks or protocol changes in Scrypt-based digital asset networks may adversely affect the value of dogecoin United Dogecoin holds.

Contributors may propose changes to Scrypt-based protocols, including dogecoin, which could result in a “fork.” If modifications are accepted by a substantial plurality but not a majority, parallel competing blockchains may emerge. The value of dogecoin after a fork depends on many factors, including market reaction and network adoption. United Dogecoin may be expected to hold equivalent amounts of old and new assets after a fork, but may not be able to secure or realize the economic benefit of the new asset due to custody, risk, cost, or legal barriers. This could adversely affect the value of dogecoin held and United Dogecoin’s business, financial condition, and results of operations.

United Dogecoin is expected to be highly concentrated in dogecoin, which is highly volatile. Fluctuations in the price of dogecoin have influenced, and are likely to continue to influence, United Dogecoin’s business, financial condition, results of operations, and the market price of our common stock.

United Dogecoin’s investments and treasury strategy are expected to be highly concentrated in dogecoin. Revenue would be generated from Dogecoin rewards earned through mining, and United Dogecoin may acquire additional dogecoin through market purchases. Thus, United Dogecoin’s business, financial condition, and results of operations would be materially exposed to price movements in dogecoin.

Dogecoin has experienced significant price volatility, which has influenced and will likely continue to influence United Dogecoin’s operating results and the market price of our common stock. United Dogecoin would be adversely affected if dogecoin’s market price were to decline substantially due to decreased user and investor confidence, investment and trading activities, negative publicity, changes in consumer preferences, competition from other digital assets, declines in prices of other digital assets, disruptions in exchanges, cyber-attacks, bankruptcy filings, regulatory actions, reductions in mining rewards, scalability limitations, macroeconomic conditions, advances in cryptography, or geopolitical changes.

From time to time, United Dogecoin may enter into certain hedging transactions to mitigate exposure to fluctuations in the market price of dogecoin. Engaging in hedging transactions may expose United Dogecoin to risks associated with such transactions, including counterparty risk.

Hedging against declines in the value of United Dogecoin’s expected dogecoin holdings caused by volatility does not eliminate the possibility of losses if values decline for reasons other than those being hedged. Hedging may also limit gains if dogecoin prices increase.

It may not be possible to hedge against specific price movements if a hedging transaction is unavailable at an acceptable price. United Dogecoin may not be successful in mitigating its exposure to volatility in dogecoin prices through any hedging transactions undertaken.

United Dogecoin would hold dogecoin as a principal component of its treasury and operating strategy and, as a result of merged Scrypt mining, may also receive and hold other digital assets in de minimis amounts from time to time.

United Dogecoin’s digital asset holdings would not be insured and would not be held with a banking institution or a member of the Federal Deposit Insurance Corporation or Securities Investor Protection Corporation. Instead, United Dogecoin would safeguard its material digital asset holdings by utilizing third-party custody solutions. Although custodians employ security measures, neither United Dogecoin nor its custodians can guarantee against loss, damage, or theft. Insurance coverage may be limited or insufficient. Concentrated holdings of Dogecoin increase risks related to security breaches, operational failures, or custody risks. Any loss of digital assets could adversely affect United Dogecoin’s business, financial condition, and results of operations.

United Dogecoin would not directly possess or control private keys for the majority of its Dogecoin holdings, relying on third-party custodians to manage key infrastructure. United Dogecoin depends on the operational integrity and security of custodians to maintain access to its assets.

Any failure or compromise of a custodian’s systems could result in delayed access to, partial loss, or permanent loss of United Dogecoin’s Dogecoin. Transactions are generally irreversible, and any dogecoin that is stolen or incorrectly transferred may be irretrievable. United Dogecoin may have limited means of recovering assets lost due to the actions or failures of custodians or service providers, which could adversely affect its business, financial condition, and results of operations.

Dogecoin and the blockchain networks on which it operates have been, and may in the future be, subject to security breaches, cyberattacks, or other malicious activity.

Dogecoin and its supporting infrastructure may be vulnerable to cyberattacks, insider misconduct, technical failures, or other security incidents. A successful breach or compromise affecting United Dogecoin, its custodians, or service providers could result in partial or total loss of dogecoin or restrict access, which may not be covered by insurance. Natural disasters or human actions may also disrupt access. Any such loss or restriction could materially affect United Dogecoin’s business, financial condition, and results of operations.

Due to the evolving nature of insolvency law and market practice, digital assets held in custody for customers may be treated as part of a custodian’s bankruptcy estate.

United Dogecoin would maintain substantially all dogecoin in cold-storage custody arrangements with third-party custodians. Although generally expected that assets held in custody would not be treated as part of a custodian’s bankruptcy estate, insolvency law and market practice relating to digital assets remain untested in certain respects.

If, in the event of a bankruptcy or insolvency of a custodian, any dogecoin held on United Dogecoin’s behalf were deemed property of the bankruptcy estate, United Dogecoin could be treated as a general unsecured creditor. This could inhibit access or ownership rights over dogecoin and materially affect United Dogecoin’s business, financial condition, and results of operations.

Transactions executed through OTC counterparties may expose United Dogecoin to operational and counterparty risks.

In connection with treasury management activities, United Dogecoin may execute dogecoin transactions through OTC counterparties and agency-desk execution services. These activities expose United Dogecoin to operational and counterparty risks, including settlement delays, transaction errors, unauthorized transfers, disputes, and counterparty insolvency. Incidents affecting execution counterparties or market infrastructure could impair United Dogecoin’s ability to transact, result in losses, and damage its reputation, adversely affecting business, financial condition, and results of operations.

United Dogecoin may face risks related to liquidity.

Liquidity risk is the risk that United Dogecoin will not be able to meet financial obligations as they come due. United Dogecoin would fund obligations primarily from cash and may sell Dogecoin to fund working capital needs. Liquidity may be adversely affected by declines in Dogecoin prices, increases in operating costs, reduced mining profitability, regulatory developments, or capital market volatility. United Dogecoin may not be able to raise funds in a timely manner, in sufficient amounts, or on acceptable terms. Financing could result in dilution or impose restrictive covenants. If United Dogecoin cannot generate sufficient liquidity, it may need to reduce capital expenditures, curtail growth, or materially alter strategy, affecting its business, financial condition, and results of operations.

Adverse developments to Scrypt-based blockchain networks may impact mining revenue streams.

United Dogecoin’s mining operations would be entirely dependent on the Scrypt algorithm. Adverse developments affecting Scrypt-based networks, including changes to incentives, transaction fee economics, or miner participation, could simultaneously impact all mining revenue streams. Unlike rigs operating across multiple algorithms, United Dogecoin would not be able to reallocate computing power without significant capital or operational disruption. Any sustained deterioration in Scrypt-based mining economics could materially affect United Dogecoin’s business, financial condition, and results of operations.

The pseudonymous nature of blockchain transactions poses a risk that United Dogecoin’s dogecoin may be associated with illicit or sanctioned activities.

U.S. sanctions laws restrict dealings with sanctioned persons and jurisdictions. Due to the pseudonymous nature of dogecoin transactions, there is a risk that the dogecoin that United Dogecoin receives, holds, or transfers could be associated with sanctioned persons or illicit activity. While United Dogecoin may implement policies to mitigate these risks, controls may not be fully effective. Any actual or alleged violation could result in investigations, penalties, reputational harm, and restrictions on United Dogecoin’s ability to transact, materially affecting its business, financial condition, and results of operations.

There are risks associated with derivative transactions involving dogecoin.

United Dogecoin may engage in derivative transactions on dogecoin for hedging purposes. These transactions expose United Dogecoin to additional risks, including basis risk, liquidity risk, margin and collateral requirements, mark-to-market volatility, model risk, operational risk, and counterparty risk. Hedging strategies may prove ineffective or may limit gains if dogecoin prices rise. In stressed market conditions, hedging instruments may be unavailable or expensive, and United Dogecoin may incur losses on hedges and underlying assets simultaneously. Regulatory treatment of digital asset derivatives continues to evolve, and changes could increase compliance costs for United Dogecoin.

The medium- to long-term value of United Dogecoin’s digital asset holdings may be adversely affected by technological, network, cybersecurity, protocol, and adoption risks inherent in blockchain technologies.

The medium-to-long term valuation of digital assets held in United Dogecoin’s treasury is expected to be influenced by a variety of factors associated with blockchain technologies and network development. These factors include the recency of digital asset introduction, dependence on technological infrastructure, the role played by network participants, and susceptibility to malicious activity. Risks such as early-stage protocol development, loss of access to private keys, reliance on internet connectivity, blockchain forks, scaling challenges, lack of developer incentives, and potential cryptographic vulnerabilities may collectively impact the value and stability of digital assets.

Dogecoin price movements may become increasingly correlated with broader financial markets, and declines in dogecoin could reduce the value of United Dogecoin’s assets.

The returns associated with dogecoin have, at times, diverged from other asset classes. However, there is no assurance that such divergence will persist, and price movements may become increasingly correlated with broader financial markets. It is expected that, should the value of dogecoin decline, the value of United Dogecoin’s assets may experience a corresponding decrease.

Dogecoin’s status as a memecoin may expose United Dogecoin to heightened price volatility, speculative trading, and market manipulation risks.

Dogecoin originated as a memecoin, inspired by internet trends and lacking a stated use case or intrinsic value beyond its role as a digital collector’s item. Memecoins are subject to heightened volatility, often driven by viral online communities. United Dogecoin anticipates that dogecoin’s history as a memecoin may result in unpredictable and extreme price fluctuations, which could materially affect the value of dogecoin holdings and, by extension, the anticipated value of our common stock. Memecoins have historically been associated with market manipulation schemes, including pump and dump and wash trading.

Dogecoin’s unlimited supply may reduce its long-term value and negatively affect United Dogecoin’s treasury strategy and asset accumulation.

Dogecoin’s unlimited supply presents unique risks to its long-term value and the integrity of its network. Continuous daily mining without a supply cap may cause the value of dogecoin to decline absent sustained new demand. This dynamic is expected to impact adoption and network participation, as value incentives diminish. United Dogecoin recognizes that unlimited supply could undermine network integrity and negatively affect treasury asset accumulation strategies.

Evolving regulatory frameworks for digital assets may impose additional compliance burdens, operational constraints, and costs on United Dogecoin.

United Dogecoin anticipates that evolving regulatory interpretations may subject its activities, including treasury execution and related processes, to additional compliance obligations. Although operations have not commenced and United Dogecoin does not currently act as a money transmitter, exchange, or hosted-wallet provider, future regulatory changes could increase compliance costs and operational constraints, thereby affecting business prospects and financial outcomes.

If dogecoin or other digital assets are deemed securities, United Dogecoin could face reduced liquidity, restricted trading and custody channels, and additional regulatory obligations.

A potential determination by regulatory authorities that dogecoin or other digital assets are classified as securities may have material adverse effects on treasury asset value and common stock. Such a determination could restrict trading, clearing, and custody channels, reduce liquidity, and complicate market conversions. If digital assets held in treasury are deemed securities, United Dogecoin may be subject to additional regulatory frameworks, including the Investment Company Act of 1940, as amended, depending on asset composition.

New digital asset legislation could increase United Dogecoin’s compliance costs, reporting obligations, operational complexity, and restrictions on its business strategy.

Legislative proposals, such as the Digital Asset Market Clarity Act of 2025 (the “CLARITY Act”), are expected to shape the regulatory landscape for digital assets. Should such legislation be enacted, it may classify certain assets as digital commodities and expand oversight by the Commodity Futures Trading Commission. New compliance obligations, reporting requirements, and prohibitions on yield offerings for stablecoin holdings are anticipated to increase operational complexity and costs for United Dogecoin. These developments could materially affect business strategy, liquidity, and market positioning.

Regulatory changes or enforcement actions by U.S. federal or state agencies could restrict United Dogecoin’s digital asset activities and adversely affect its business and value.

Anticipated regulatory scrutiny from U.S. federal and state agencies may alter the value and permissible uses of dogecoin. Agencies are expected to examine digital asset networks for risks related to illicit activities, safety, and soundness. Future regulatory actions may impose new restrictions or requirements, potentially affecting United Dogecoin’s ability to operate and the value of our common stock. Legislative reversals and renewed enforcement campaigns are possible, contributing to uncertainty in the digital asset sector.

Foreign laws, regulations, geopolitical events, and market disruptions could impair global demand for dogecoin and reduce the value of United Dogecoin’s digital asset holdings.

Foreign jurisdictions are expected to continue adopting laws and regulations that affect digital asset networks, trading platforms, and user activities. Conflicts between U.S. and foreign regulations may impede acceptance and growth of dogecoin outside the United States, thereby impacting global demand and treasury value. Events such as telecommunications interruptions, cyber-attacks, civil disturbances, and geopolitical developments may also contribute to volatility and negatively affect digital asset markets.

Uncertain or changing tax treatment of digital assets could adversely affect dogecoin prices, United Dogecoin’s treasury value, and stockholder tax consequences.

The tax treatment of digital assets remains uncertain, particularly for U.S. federal, state, local, and foreign tax purposes. United Dogecoin anticipates that future guidance or changes in tax regulations could have adverse effects on digital asset prices and, consequently, treasury value and our common stock. Developments such as forks, airdrops, and similar occurrences may increase uncertainty regarding tax obligations and asset classification.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the quarter ended June 30, 2026, none of our directors or executive officers adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each item is defined Item 408(a) of Regulation S-K).

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

SHUTTLE PHARMACEUTICALS HOLDINGS, INC.

September 24, 2026	By:	/s/ Christopher Cooper
Christopher Cooper
Co-Chief Executive Officer
(Principal Executive Officer)

September 24, 2026	By:	/s/ Yuying Liang
Yuying Liang Chief Financial Officer
(Principal Financial and Accounting Officer)

